Form 10-K
period 2008-03-31
Writers Group Film Corp
filed 2008-07-15
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

Commission file number: 333-147959
I.R.S. Employer I.D. #: 56-2646829

WRITERS’ GROUP FILM CORP.

a Delaware corporation

518 Oak Street  #2
Glendale, CA  91204
213-694-1888

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.    o Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  o Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  o Yes   ☒ No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, one penny per share ($0.01), is $61,328. We have no non-voting common equity.

There are no non-voting shares.

The number of shares outstanding of our Common Stock is 62,682,822 as of June 30, 2008. There are no other classes of stock.

TABLE OF CONTENTS

Business	3
Properties	20
Legal Proceedings	20
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Financial Statements	27
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	34
Controls and Procedures	34
Directors, Executive Officers and Corporate Governance	35
Executive Compensation	37
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Certain Relationships and Related Transactions, and Director Independence	39
Principal Accounting Fees and Services	39
Exhibits	40
Signatures	41
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	41

Business.

Business Development

Writers’ Group Film Corp.., a Delaware corporation, was incorporated on March 9, 2007.

Over the course of the two years before we incorporated, Tal L. Kapelner and Ariella Kapelner were each working independently on their own feature film screenplays. Also during that time, Mr. Kapelner was attending a weekly screenplay writing master class workshop taught by professional screenwriter and screenwriting instructor Glenn M. Benest, during which classes Mr. Kapelner workshopped his screenplay, entitled “Writers’ Assistants”.

During that time, Mr. Kapelner developed ideas regarding methods of financing the production of the Writers’ Assistants film, such as having a third-party financier put 10-15% of a film’s budget into an escrow account for use solely to attract a well-known actor or director to the project, thereby making subsequent full funding from a larger production company or film studio far more likely and fast.

Mr. Kapelner also realized that this method, though as-yet untried by him, could be used for other film projects which he did not write, and further, that money could be raised directly from investors in exchange for securities and that that money could be used in the same way to attract actors or directors to projects or even, if the money raise was successful enough, for independent full financing of their own film projects.

We then decided that we should start up a corporation as the vehicle by which to operate this venture, and have the corporation be a television and film production company.

Just prior to incorporation, Mr. Kapelner prepared a business plan which we purchased from Mr. Kapelner in exchange for shares of stock. The business plan is divided into two parts: An initial business plan, which is where nearly all the focus of the plan is, and then a much smaller second part which briefly provides an overview of where the company should go if and when the initial business plan is successful. We provide this overview below in this section, as we discuss Phase II of our future operations.

We incorporated on March 9, 2007 in the state of Delaware, and on the first day of business purchased three screenplays and a short film. From Tal L. Kapelner we purchased a screenplay entitled “Writers’ Assistants”. Please see Business of Issuer below for a complete description of this film project.

We also purchased a completed short film from Mr. Kapelner entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?” which we plan to continue to market and distribute as a sample of our work and talents in hopes of gaining recognition from executives in the entertainment industry who are in a position to commission us to produce future films, or television programs. Please see Business of Issuer below for more detail on our distribution and marketing methods.

The two other screenplays we purchased were “His Name Is Noah” by Ariella Kapelner, and “Forever Man” by Glenn M. Benest. We purchased these screenplays from their respective authors in exchange for shares of our stock. Please see Business of Issuer below for descriptions of each of these two film projects.

Since that time we have set up a website located at www.writersgroupfilmcorp.com, as well as begun very rudimentary promotion of the website, such as submitting our web address to some of the more popular web search engines and web directories, including Google and Yahoo! Search, as well as DMOZ, which provides search results to many search engines such as Alexa and AOL Search.

We also raised money through a private stock offering which commenced on March 10, 2007 and lasted until August 29, 2007. We sold 6,132,822 shares of our Common Stock – which is the only type of stock we have – to 31 different individual subscribers at a price of $0.01 per share. In exchange for the shares, we received $34,850 in cash and $26,478 worth of services, for a total of $61,328 in cash and services.

In April of 2007 we learned that the short film we purchased from Mr. Kapelner, “The G! True Tinseltown Tale: Dude, Where’s My Car?”, was accepted for a screening at the NewFilmmakers NY film series in New York City. In mid-June, our President traveled to New York to attend the screening, but he reports that the screening did not immediately result in the kind of recognition amongst entertainment industry personnel that our business plan expects.

In a separate matter, thinking that it would be best legally and structurally if we isolated each feature film project in its own corporate structure, we decided to form two wholly-owned subsidiary corporations, which we did on May 30, 2007. Both corporations are incorporated in Delaware and their purpose is to produce one movie each. Writers’ Assistants Movie, Inc. is charged with producing the film Writers’ Assistants, and His Name Is Noah, Inc. is charged with producing the film His Name Is Noah. In exchange for 100% of the issued shares of each company, we gave each of our two subsidiaries the respective script for the movie they are to produce. The management team for each subsidiary is exactly the same as our own management team: Tal L. Kapelner as President, Secretary and Chairman of the Board of Directors, Ariella Kapelner as Vice-President, Treasurer and a Director, and Glenn M. Benest as a third Director. We decided not to form a subsidiary for the Forever Man film project yet, because its author Mr. Benest feels that the screenplay requires further re-writes, and as the third movie on our production slate, behind Writers’ Assistants and His Name Is Noah, it will likely not be produced, even if our business plan is successful, for at least 1-2 years.

In August of 2007, our President met with a financier to discuss the Writers’ Assistants film project. Mr. Kapelner presented a plan to the financier wherein the financier puts $150,000 into an escrow account. Once the money is in the escrow account, we would then approach well-known actors, offering them $150,000 for their participation in the project for approximately 2-4 weeks, including rehearsal time and filming time. Once we got the commitment of a well-known actor, we would then approach major studios and larger production companies with the project in hopes of receiving the full $1 million budget. If we were successful in receiving the full budget, the financier would keep his escrowed money, plus receive a $50,000 producers’ fee. If we were not successful, the film does not get made, the actor does not get paid, and the financier can keep his escrowed money. The financier agreed to this plan verbally and is expected to put $150,000 into an escrow account sometime during the 4th quarter of Fiscal Year 2008, which is January-March, 2008. Please see Business of Issuer below for a more detailed description of this plan and how it fits into our overall business plan.

Our thumbnail plan for future operations is as follows:

Phase I, which we refer to as our “initial business plan”, and which is what we cover in this prospectus (over the next 3 years):
•
Continue marketing our short film through video-sharing websites and through submission to more film festivals, with the hopes of creating recognition for our work and ultimately receiving a commission to produce a film or television program.

•	As funds allow, create more short films and super-short – super-short being under 5 minutes – vignettes, skits and concepts, and market them in the same manner as our first short film.
•	Raise approximately $100,000-$150,000 from this or future money raises or from a third-party financier to attract a well-known actor to commit to work on the film Writers’ Assistants.
•	If successful in raising $100,000-$150,000, and successful in attracting a well-known actor, then approach film studios and larger production companies for the full $1 million budget to produce Writers’ Assistants.
•	If successful in financing the entire $1 million budget, produce the feature film Writers’ Assistants.
•	If unsuccessful in raising financing for Writers’ Assistants, then attempt to get financing from studios in more traditional methods, by submitting the screenplay itself to screenplay contests, writers’ online service firms, literary agents and directly to more-established producers and other entertainment execs.
•	Proceed in a similar manner in financing the His Name Is Noah and Forever Man film projects.
•	Produce an unsolicited – called “spec” – TV pilot and attempt to show and/or submit it to executives at the appropriate television channels for the purpose of having our television programs air on their channels; or, in the alternative, generate interest in our television pilots by distributing them over our website, the video sharing websites like YouTube and through the television pilot website, Channel 101.

Phase II, which is where we’ll be if our initial business plan is successful (3-10 years from now):
•	Regeneration of our film and television show production slate shall come from the ideas of our three members of management, as well as through Mr. Benest’s screenplay workshop class, where students of Mr. Benest’s master class may be chosen to have their screenplays produced by us.
•	As funding is available, significantly expand operations to include regular, consistent production of television programs, short and feature-length films, as well as commercials and music videos.
•	Move towards normal, industry-standard marketing and advertising channels for our products, and larger-budget productions.

Phase III, which is not contemplated by our business plan but for purposes of this prospectus can give a nebulous insight into our general long-term direction (10+ years from now):
•	Consider business combinations with other entertainment companies, especially TV and film production companies; or, in the alternative, consider either remaining an independent television and film production company or reviewing the feasibility of significantly expanding operations even further.

Business of Issuer

Principal products or services and their markets.  We are a development-stage company in the business of producing entertainment products, principally short and feature length films and television programs. In addition, more as a marketing tool than as a product we expect to exchange for money, we also intend to regularly produce super-short video vignettes, skits and concepts for distribution through, among other methods, uploading onto free video-sharing websites.

But whether the entertainment product is a short film, a feature film, or a television pilot, the process by which one produces the product is similar, and follows a basic five-part structure. We shall first delineate the process of producing our products using an outline, and after the outline, we will describe each part of the process in detail.

The five-stage process for producing a major filmed entertainment product, in outline form, is:

Development:

•	Idea/story is fleshed out.
•	Script is written.
•	Budget is prepared.
•	Financing is secured.
•	Key talent is attached (principal actors plus competent producers and a director).

Pre-production:

•	Production offices are set up.
•	All other actors are cast.
•	All other crew members are hired.
•	Budget is confirmed.
•
Production schedule is created. A production, or shooting, schedule, is simply a calendar of days into which every scene for a movie is scheduled for being shot. The scenes are very often not filmed in sequence; rather, similar scenes in the same location are bunched together to be shot on the same or consecutive days, regardless of the sequence in which the scenes appear in the movie.

•	Director goes into rehearsals with actors.
•
Director works with the camera crew (led by the director of photography, a.k.a. the cinematographer) to tediously go over everything that will be filmed for the movie, angle by angle, which creates the “shot list”.

•	Producers work with location scouts to secure the proper locations.
•
Producers, under director’s direction, prepare the sets and locations for shooting. The art department and set designer prepare the visual look of every set (paint, decorations, major furnishings, etc.), while the prop department, outdoor landscaping dept, etc. do their part as well.

•	Film or digital video cameras and other equipment, set trailers for equipment and actors’ dressing rooms, and all other major on-set materials, are rented or purchased.

Production (a.k.a. principal photography):

•
Using the production (shooting) schedule (see description above), the cast and crew, led by the director, film all the scenes that are described in the script. The director uses the “shot list” created with his or her camera crew (see description above) to make sure he or she gets every single shot.

Post-production:

•	Editor collates together a first cut of the film, using all the raw footage shot by the director and his or her camera crew during production.
•
If something didn’t turn out right or a new idea comes to mind, the director and his or her camera crew, along with the actors, will shoot “secondary photography” (a.k.a. “pick-ups”) where, for no longer than a day or two, they will re-shoot scenes that didn’t come out good, or shoot new scenes that will make the movie better, more logical, etc.

•	Director and editor work over the film until they are pleased – this is the “final cut”.
•	Music is cleared for use in the movie by an attorney and then added to the film.
•	Any special effects are added.

Distribution (for so-called “independent” [non-studio] films, such as ours):

•
Exhibited at film festivals, then bought on the spot by a distribution company (e.g. Miramax, 20th Century Fox, Walt Disney, Buena Vista, Paramount, Paramount Classics, Fox 2000, Fox Searchlight, Warner Bros., Warner Independent, Universal, United Artists, Lion’s Gate, etc.) which agrees to cut us in on all the revenue centers (see below for list of revenue centers); and/or

•	Shown to foreign and domestic sales agents, who then purchase the film as middlemen for distributors which agree to cut us in on all the revenue centers (see below); and/or
•	A “producers’ rep” is hired to show the film directly to the distributors, who then buy it and agree to cut us in on all the revenue centers (see below).

The five-stage process for producing a major filmed entertainment product is described in detail as follows:

First, we start with an idea. This idea typically comes from one of our three founders, Tal L. Kapelner, Ariella Kapelner or Glenn M. Benest, and it usually consists of no more than a simple idea for a plot or storyline or interesting concept or even just a clever line of dialogue that a story can be built around. To describe it most simply, an idea is the completion of a "what if" scenario. Ideas are a byproduct of inspiration, the occurrences of which are very difficult to predict.

Once an idea is hatched by one of our three founders, that founder will begin to write a screenplay, which is a script written for the screen, encompassing that idea. This process can take up to several months or more, depending upon the intended approximate length of the final product. During this time, a director and one or more "producers" are decided upon for the production. Producers are those individuals who manage and oversee the co-ordination of all of the elements to making a film, including actors, writers, directors, propmen, wardrobe personnel, etc., as well as co-ordinate with any legal and other professional personnel to handle any and all regulatory, accounting or union paperwork and other issues regarding the making of the film.

After the script is written, the producers create a budget and a timeline for production, based upon what the script calls for. The is called a “production schedule”. The most intricate part of the production schedule is the series of days where the main filming – called “principal photography” – is to take place, with each scene to be shot in the film placed somewhere on the schedule, usually not in the order it appears in the script but rather in the order cheapest and most convenient to shoot in as fast a time as possible. The script itself determines how long the production schedule will be and how much the budget should be. For example, a 10-page script which has all the action take place in one room of a standard home would be cheaper and faster to produce than a 120-page script which calls for car chases. Generally speaking, each page in a script translates to approximately one minute of running time in the final film, and about 45 seconds in a television show.

Once the budget and production schedule are decided upon, financing is sought. Financing films, both short films and features, is a difficult process, and it becomes more difficult the larger the budget. This is for several reasons. First, there are simply not that many individuals and entities worldwide who can put up the amount of money typically needed to finance an average-budget feature film produced by one of the studios, which is about $30 million, or even the average budget of the type of independently-produced films we shall be making, which is currently about $3-5 million. Second, recouping money from a film is a long process, as there is typically a gap of 1-3 years between the time the money is paid to finance the film, and the theatrical release of the film. And if the theatrical release did not recoup all of the financiers' money, then the financiers will have to wait until more money is brought in from overseas markets; ancillary markets, which are non-theatrical markets such as military and airplane exhibitions; sales of video and DVD copies of the film; and cable television and broadcast network exhibitions. Finally, often times films don't recoup the money that is spent on them ever, making financing films extremely risky. And financing short films is typically more difficult than financing feature films, because although short films are much cheaper to produce - they usually cost less than $50,000 - there are much fewer opportunities to exhibit them, and therefore fewer ways by which to recoup the investment.

For these reasons, funding is typically the most demanding, and oftentimes the longest, part of every project. Funding for films is so elusive, in fact, that most organizations which seek to help the independent filmmaker, such as Independent Film Project and Filmmakers Alliance of Los Angeles, will not even address the key matter of funding and will focus instead on providing inexpensive resources by which to make films, once funding has already been achieved.

There are some sources of funding available specifically for films, however. The two major types of funding are fundraising and financing. Fundraising refers to grants and corporate gifts, while financing includes both debt and equity financing. Sources for fundraising include the Film Arts Foundation in San Francisco (www.filmarts.org), The Independent magazine (www.aivf.org/independent) and The Foundation Center (www.fdncenter.org), all of which have a list of foundations issuing grants, with information about each grant such as deadlines, criteria, etc. We intend to pursue this line of funding whenever practicable. Each project will have to be analyzed to see if it is a good fit for a funding entity. Entertainment attorneys may also be contacted to provide guidance or consulting or introduction to brokers, dealers or finders who may assist in locating financiers.

Both debt and equity financing shall be used as needed whenever fundraising is not a viable option. The manner by which we will generally seek to secure financing will depend upon the level of financing we will need. For smaller-budgeted short films, we shall rely on stock offerings such as this one, or upon loans from management or another benefactor, or upon an equity investment from a benefactor or venture capital group.

For larger-budgeted films, we hope to raise enough money through this or future money raises to independently finance our films. For example, the first film we have scheduled for production is Writers’ Assistants, the budget for which is $1 million.

However, if, for our feature films, we cannot raise sufficient capital to independently finance the entirety of a given film’s budget, we believe there is another method to get our films financed while only raising a fraction of the full budget, and we intend to pursue this method.

The method is to raise approximately 10-15% of a given film’s budget, about $100,000-$150,000 per $1 million of the budget. Once this seed money is raised, we approach a well-known actor or director, through his or her representation, and offer this money to the actor or director in exchange for that person’s commitment to participate in the film. If it is an actor, we let him or her know that the commitment will be for no longer than 2-4 weeks, including rehearsal time, depending upon how many scenes that actor’s character must appear in the film. If the actor or director agrees, and commits in writing to appear in the film, we then approach studios and larger production companies for the full financing. If the actor or director does not agree, then we approach our second-choice actor or director, and so on, until a well-known actor or director agrees.

The reason we believe this method will be frequently successful is because historically, studios and large production companies are much more willing to finance movies if there is a well-known actor or director attached to the project, particularly if the budget is relatively low. We believe this is the case because in our reading and observation, studios and large production companies believe that a film will be easier to market, and they will make more money, if a well-known actor or director is involved. In addition, again according to our observation, studios and large production companies feel more comfortable with a project if they know that someone famous is already involved, and in that vein feel as if the film has already been vetted. Simply getting a studio or production company to consider a project is made much more easy by having recognized talent attached.

Determining precisely which actors would prompt a studio or large production company to finance a given film has been made more scientific with reports such as The Hollywood Reporter’s Star Power and The Ulmer Scale, each of which lists over one thousand actors’ names along with a rating meant to give an idea of how “bankable” that particular actor is in terms of worldwide box office appeal. Such ratings for directors are incomplete and therefore less useful, making selecting a director which would command full financing more subjective.

And the reason we believe a well-known actor or director would agree to commit to one of our films is that in our research and observation, $150,000 per $1 million of budget is a sufficient salary for many, though certainly not all, of the hundreds of actors rated highly by the actor’s guides mentioned above, particularly if the actor’s time commitment was limited to 2-4 weeks. There are many examples of this, such as an extremely well-known actor’s recent participation in the upcoming independently-produced feature film “Firefiles in the Garden”, which has an $8 million budget, for a salary of $150,000. Also, in addition to salary, we may, depending upon the name recognition of the actor or director, offer a percentage of any profit made by the film, which is also typical of these deals.

It should be noted, however, that not every actor or director we approach will agree to participate, and maybe not even a majority, because despite the salary, there are other factors involved in an actor’s, and especially a director’s, decision to participate in a given project, including quality of script, genre, and even scheduling. Please see Risk Factors section, above.

It is in this way that we believe that were we to raise only 10-15% of a given film’s budget, we would still be able to produce the film, using the well-known actor/director method above.
But in addition to this, for our feature films that we cannot finance ourselves or even raise sufficient capital to put up our own seed money for a well-known actor or director, we believe we have developed another, more novel approach to financing. First, we approach a third-party prospective financier. Our plan is to have the financier put 10-15% of a given film’s budget into an escrow account. Once the money is in the escrow account, we would then approach well-known actors, offering them that money for their participation in the project. Once we got the commitment of a well-known actor, we would then approach major studios and larger production companies with the project in hopes of receiving the full $1 million budget. If we were successful in receiving the full budget, the financier would keep his escrowed money, plus receive a $50,000 producers’ fee. If we were not successful, we may try other avenues, but if we are ultimately unsuccessful in getting the project made, then the actor is not paid and the financier can keep his escrowed money.

If the financing is not successful, we must pursue other avenues by which to get our project made. To this end, we will utilize traditional methods of getting our project recognized, including submission to screenplay contests; submission of the screenplay to literary agents; developing lines of communication to producers, actors and others in a position to help garner financing and key talent; and using a relatively new type of online writers’ help service. Some examples of these services are:

www.InkTip.com
Writers load their scripts unto the website along with a description of the work.  Six months listing costs $50.  Production companies which are members of this website service search for and read scripts as needed.  If they like a script they contact the writer, enter into an agreement for option or production. InkTip also publishes a newsletter to bring new work to the attention of producers.

www.infolist.com
A free e-mail service which informs script writers of seminars, workshops and meeting opportunities with industry professionals who are looking for scripts, successful professionals who teach script writers how to get their scripts into the right hands, how to make their scripts marketable, screenwriting competitions, and other writer resources

http://www.scriptpimp.com/
Members receive a list of all the productions companies, literary agencies and management companies who are currently looking for scripts and script writers, with details of what’s wanted.  Links to writing competitions.  This service also publishes scripts on its website for industry professionals to read and choose work they can use.

www.moviebytes.com
For a subscription price of $20/six months or $30/year, this service provides lists of what agencies and management companies in the entertainment industry are looking for material, specifying the type of material, etc. It also has a list of upcoming writing contests, employment opportunities for writers, writer conferences, and classified ads.

Once financing is successful, then the project can proceed.

With the money, budget, schedule, script and key actor(s) and/or director in place, the producers meet to more carefully plan out the pre-production process. "Pre-production" refers to the time period when the film is being made but nothing has been shot yet.

During this time, we generally will be contacting SAG to arrange for the signing of a contract that allows us to hire professional actors, including our well-known, key talent. We will fill out the paperwork and produce the $500-$1000 deposit required by SAG at this time and hire a payroll company that will help us secure workers' compensation insurance for our actor employees as well as process payroll for the actors.

Depending upon the size of the project, we may or may not sign with other talent unions, including the directors guild, writers guild or the International Alliance of Theatrical Stage Employees (IATSE), which is the union for most crewmember positions. Signing with such unions would severely limit the non-acting talent we would be able to hire, increase our costs by forcing us to hire all non-actors as employees rather than independent contractors, and force us to adhere to many rules regarding workplace environment which are geared towards larger productions and would unnecessarily increase the costs of our modestly-budgeted projects. Regardless, if we have not hired a director yet during the development phase, we will hire one now during the earliest stage of pre-production.

Concurrently with working with the actors union and ensuring that all legal and union regulatory compliance is made, casting is completed. We generally will be hiring professional acting talent, in order to cheaply enhance the quality and visibility of our work. In order to procure such talent, the general procedure is to post "breakdowns", which are descriptions of the characters we are casting. Popular outlets to post breakdowns include breakdownservices.com; the Backstage newspaper and backstage.com, divisions of VNU Business Media; castnet.com; and, for background actors ("extras"), Central Casting, a division of Entertainment Partners. These outlets typically charge $0 - $75 for an entire cast of character breakdowns.

After posting the breakdowns, a large number of submissions will flow to our production offices, at which time the producers and director, along with a casting director usually, will review the submissions and audition 2-6 actors for each role being cast, eventually casting one actor for each role.

Concurrently with casting the film, wardrobe and props are purchased by the producers, any film equipment necessary is rented and crewmembers are hired to perform certain technical tasks in the shooting of the film. Writers’ Corp. owns none of its own equipment and will have to rent equipment for each of its shoots. Writers’ Corp. locates its crewmembers quite easily by simply typing into an internet search the name of the technical position required, along with the word "hire", and then browsing the results. www.mandy.com and www.mediaresourcecontacts.com are also two common sources of non-union non-actor talent, as are the Independent Film Project (www.ifp.org) and the Filmmakers Alliance (www.facommunity.org) organizations, which have non-union crewmember directories.

Securing shoot locations is also important. Writers’ Corp. neither owns nor leases any studio space for the purpose of shooting films. Both IFP and Filmmakers Alliance have production studios available for very low budget films, and oftentimes films can be filmed inside private homes or offices, depending upon the script.

Once all of the above arrangements have been made in pre-production, the shooting of the film begins. The scenes, as written in the script, are shot. Expenses such as food for the cast and crew and transportation to and from the location sites are incurred during this period.

After the shooting of the film, the post-production process begins. An editor is chosen, the images recorded during the shoot are catalogued and the director and editor, along with the producer occasionally, sit in an editing bay and piece the footage together. It is during post-production that any additional sound effects, narration, music or visual effects are added. Writers’ Corp. neither owns nor leases any of its editing space or equipment, which is available either from the editor him or herself, or from non-profit organizations that cater to the independent filmmaker, such as IFP and Filmmakers Alliance, or from higher cost mainstream editing rental facilities.

Also during the post-production period, clean-up paperwork is done on the production, including bookkeeping, SAG recordkeeping, tax and payroll recordkeeping, etc.

Finally, after the film is finished, as determined typically by the director and producers, copies of the film are made in whatever media is determined to be suitable and distributed.

The distribution process is the stage in the making of a movie in which there is the least established, expected path and the most flexibility in terms of methods of accomplishing the task. Completed films are distributed in a myriad of ways, and will be described in the sub-section Distribution and marketing, below.

It is during the distribution process that revenues for the project are typically made. Films have many different revenue centers, which we discuss below in our sub-section Distribution and marketing, although it should be stressed that many films never see any revenues at all, and many other films see revenues but not enough to offset production costs. See Risk Factors above.

The budget for our Writers’ Assistants film is set at $1 million. There is no budget set for our His Name Is Noah or Forever Man films, although they are both expected to be higher, Forever Man significantly so. We anticipate our first short film slated for production, “Buckeye Marhaba”, to cost approximately $30,000 to make and $10,000 to market, and most of our super-short films, those under 5 minutes in length, to cost approximately $5,000.

The timeframe for completing a short film from script to final print is approximately 5-9 months, while the timeframe for completing a super-short film is approximately 2-5 months. The timeframe for completing a feature film is very hard to predict, with the development stage typically taking 1-3 years, depending upon the speed at which the script is written and financing secured; the pre-production through post-production stage taking nine months; and the bulk of the work in the distribution stage taking 1-2 years, depending upon whether the film receives a theatrical release, which would extend the distribution stage by several months or more.

Our first product is the one we purchased from our President and Chairman Tal L. Kapelner: a comedic short film entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?” This film is a send-up of both the television show “The E! True Hollywood Story”, which airs on the E! Entertainment television channel, as well as the film “Dude, Where’s My Car?” which was released by Twentieth Century Fox in 2000. Our short film parody is a faux behind-the-scenes look at the making of the film Dude, Where’s My Car? It has been submitted to various film festivals – one of which, the NewFilmmakers NY film series, accepted and screened the film – as well as uploaded to three video sharing websites so far: YouTube, Veoh and FunnyorDie. It can be viewed on YouTube, for example, at http://www.youtube.com/watch?v=DdusokHElqc. Please see our sub-section Distribution and marketing below for more information on the breadth of the marketing and distribution possibilities for our products.

Our first product slated for production is the feature film “Writers’ Assistants”, written by our President and Chairman Tal L. Kapelner, who used his experience working for one season as a writers’ assistant on a sitcom as a starting point for his script. It is currently still in the development phase, in that the idea, script and preliminary budget have all been completed, but neither financing nor key talent have been secured. Our first focus has been and will continue to be on securing financing and key talent, which, as described above, are typically handled simultaneously in our plan.

The “logline” – a one-sentence pitch for the movie – and a full synopsis for Writers’ Assistants have been prepared, and they follow here:

Logline:
A new writers' assistant, insecure about his image, discovers his self-worth as he saves from cancellation a sitcom that is so far gone it doesn’t even know what its image is anymore.

Synopsis:
Two people who've never held a job in Hollywood before find themselves the newest writers' assistants on "The Rusty Quinn Show", a netlet sitcom barely clinging to the edges of the entertainment industry. The two are JOBY UNWIN and his ladder-climbing friend-who-happens-to-be-a-girl TAYLOR, who uses Joby to get herself hired alongside him.

We follow the story through our unlikely hero Joby, who’s self-image issues lead him to loneliness, eventually coming to where he rates his days as good or bad based on how much attention he is paid by Taylor, on whether he is able to elicit a laugh from her or, on particularly good days, a light touch.

Introducing Joby and Taylor to the world of this marginal sitcom is the head writers' assistant ROB, a sarcastic Vince Vaughn wanna-be through whom they meet writer BAMBI STEAMERS, a former porn star who kept her stage name; HOMELESS ACTOR GUY, a one-time child actor, now jobless and destitute, who is allowed to sleep on the studio lot as long as he keeps going to AA meetings; and MAGGIE, the assistant to the head writer, who accentuates, then blends her two principle emotions - manic and depressive - like an artist using a palette of crazy.

Colorful characters providing the backdrop, Joby learns the show is in trouble. And with cancellation a real possibility, the writers demand that the show start pushing the envelope. The show's head writer GUS knows that by "edgy" they mean "pornographic and gross" and tries to argue against it, but he is a spent force in the twilight of his career, and quickly acquiesces to the writers' demands.

Joby discovers, however, that behind the push to debase the show is staff writer ADAM, who has his own pilot ready to be picked up as a mid-season replacement by the network if one of the current shows gets yanked. Joby also finds that Taylor already learned of the scheme and blackmailed Adam into granting her a job as producer on the new show in exchange for her silence.

As the ratings continue to slide down as fast as the show’s lurid content lurches up, it is left to Joby to save the show by discovering its original purpose in being a fun and funny family program. Joby becomes friendly with the daughter of the head of network,  eventually gaining for himself the opportunity to suggest to the head of network directly that the show be given another chance – by going live. Joby then secretly brings the cast and other writers together to create a clean, funny show while Adam revels in the gutter script he and Taylor wrote. But Joby must learn to take responsibility for his own image and purpose – honestly confronting the true reasons for his infatuation with Taylor – before he has the show do the same.

Our second project may be the short film “Buckeye Marhaba” or it may be our second feature film, “His Name Is Noah”, depending upon the success of our stock offering – see Use of Proceeds above – as well as the success of Writers’ Assistants.

The synopsis for His Name Is Noah has been prepared and follows here:

NOAH was a bright and happy boy, born to grandparents GLORIA and BILL HART who loved and cherished him.

Noah's mother, SALLY, had a different agenda.

Upon learning that she would be eligible for disability payments if her child was ill or had a disorder, Sally has Noah diagnosed with ADHD, and drugged.

Noah reacts very badly to the drugs, triggering a tug-of-war between the Harts and their daughter Sally over his custody.  Things quickly deteriorate as Sally and her new husband TED, who carries his own dark secrets, have Noah committed to a mental institution. Noah's grandparents' efforts to bring Noah back to their home are unsuccessful.

The Harts are exhausted and broke.  They spent all their retirement money on lawyers.  They have nothing more to give but the breath in their lungs.

The Harts, in this true story, fight against overwhelming odds armed only with their determination and friends who walk their plight with them.

Our third feature film is Forever Man. Here are the logline and synopsis:

LOG LINE:

Like Gulliver’s Travels, our Hero has been on a fantastic journey – or so he says.  He insists he’s immortal and has been searching for the same woman for 5,000 years.

SYNOPSIS:

JOHN PAYNE starts out as homeless bum in Santa Monica.  He claims he’s actually a New York billionaire who's been searching for his beloved for 4,952 years.  Clearly he’s a little nuts, but it turns out some of his story is actually true - he is a billionaire who’s suffered some kind of breakdown.

He’s whisked away to a sanitorium in Westchester County New York that’s more like a 5 star hotel.  He’s been tricked to sign himself in temporarily for the next 30 days.  Our Hero quickly discovers that his trusted Assistant, Lawyer, and the Head Psychiatrist are actually in cahoots - if they can get him committed here permanently they can take over his estate and steal his vast fortune.

This betrayal wakes up our Hero, and he quickly looks for a means to escape, gradually becoming more and more involved with the other patients.  Payne knows all about keeping the dream alive and before long finds it impossible not to help his fellow inmates regain their  passion for life.  But in the process he has to tell them his story which makes it easier for the villains to prove he’s truly mad.

Payne has met Vincent Van Gogh (in fact he inspired him to paint “Starry Night”), was a hero of the French Revolution, helped cure the sick during The Plague, and competed in the original Greek Games during the time of Helen of Troy.  All the while he’s struggled physically, emotionally and spiritually to overcome the great hardships of life.  He learned one great lesson - to never give up no matter what, there's always hope.  Payne is either an incredible voyager whose life encompasses the remarkable, vast story and struggle of mankind, or he’s just plain crazy.  In the end, he does escape and continue his incredible journey.  In a surprise ending, we learn the truth.

Our first short film slated for production is Buckeye Marhaba. Here is our summary:

Buckeye Marhaba is the story of a late-middle-aged Arab couple, born in Jordan with only conversational English skills, but living in Akron, Ohio and running their own convenience store. After suffering daily from locals who look askew at the Arabic couple and view them suspiciously due to the couple’s nation of origin, the couple realize that things cannot remain the same. While the husband can only vent his frustration, the wife understands that the best way to begin to bridge the gap is to find a point of agreement between them and their larger community, and one day she discovers a rich possibility: Ohio State football. She buys herself and her husband Ohio State University sweatshirts and insists to her husband that they begin to follow the games – once they learn how the game is played. And after a while, they become rabid fans, attending all the games. When their son from Southern California calls to see how they’re doing, the wife starts talking trash over the phone about how OSU beat UCLA. But when the husband goes overboard in his determination to assimilate, it is the wife who feels she must rein him in.

We also intend to produce super-short – under five minutes – video vignettes, skits and concepts, while we are working on our other, more major, projects. By “concepts” is meant videotaped trifles which have no story or plot, just an idea, intended usually to be funny. One example is having a man walk up unannounced and shirtless to an Abercrombie and Fitch store and start posing with the live models at the entryway for under one minute, or until told to leave by security. It is not intended for these super-shorts to garner revenues, but rather to be used as marketing tools to develop our brand and create public recognition of our work and talents.

The process for making our super-shorts is, in broad strokes, the same as described above for making films and television pilot episodes; however, the process is much cheaper and therefore, much faster. Also, the method of distribution is much simpler: We simply upload the finished products to our website as well as other video sharing websites, such as YouTube, for viewing on the web.

Funding for our super-shorts are expected to come from equity money raises, such as this one, or future money raises or debt, i.e. loans from management or a benefactor.

The market for our products varies depending upon the product and the mode of distribution. In general, because we are not an established production company, we cannot simply produce a large-budget project and immediately release it to the public in hopes of garnering immediate revenue. Rather, it must first be presented and screened to members of the entertainment community either through film festivals or private screenings for entertainment industry executives, who then would make the decision to distribute it to the public. By the same token, we cannot simply produce a super-short project and expect it to be immediately screened by members of the entertainment community; rather, we must attempt to build wide public recognition of the product first through the public at large before it has a chance of being noticed by executives in the entertainment industry, who might then be interested in commissioning us to produce a film or television program, or entertain a meeting with us where we would pitch a film or television program.

Therefore, the immediate market for our large-budget short and feature films would be members of the entertainment industry who attend film festivals and those to whom we screen the movie privately, with the ultimate market being the public at large. Conversely, the immediate market for our super-shorts would be the broad public, in order to generate enough recognition of our work and talent that we can approach agents and executives in the entertainment industry with credibility. We elaborate upon this in our Distribution and marketing sub-section below.

The short- and long-term overall financial plan.    We have issued shares to purchase three screenplays and the short film “The G! True Tinseltown Tale: Dude, Where’s My Car?”. We have used some of the cash we raised in our private stock offering to pay for audit and financial statement review fees, attorney fees, various office and administrative costs, and costs associated with our website. Please see Management's Discussion and Analysis or Plan of Operation below. Also, our management will be required to meet its verbal commitment and personally loan Writers’ Corp. funds in order for our administrative responsibilities to be met at least through the 2nd quarter of our Fiscal Year 2009. We may also try to obtain a loan from a benefactor or a lending institution, or conduct a future money raise, such as a private placement offering, although none of these are currently planned. Within three years, we hope to have successfully produced and distributed a feature film and/or be offered a budget from a film and/or television distribution company or television network to produce a film or television program.

We intend to apply for a priced quotation on the OTC Bulletin Board within the coming year.

Distribution and marketing.   The fifth and final phase of film production is distribution, and within this phase comes most of one’s marketing efforts.

It is in this phase that one may see the most variation in terms of accomplishing the task. Whereas most films during the first four phases of production proceed in roughly the same manner as we outline above, the final phase of distribution is wide open to different avenues and many unique paths. For example, while large films produced by a major studio follow a more certain path through theatrical release, followed by home video, pay-per-view and so on, movie projects which are independently-produced, such as ours are likely to be for the foreseeable future, cannot typically afford to engage in what is called “self-distribution”, which is to attempt to place one’s own movie in theatres around the world, and spend money advertising and marketing it properly. Therefore, so-called “indie movies” such as ours must first garner the attention of an entity – typically a major studio, production company, or a firm that specializes in distribution, such as Newmarket Films – which could help the indie movie get proper distribution through normal channels, such as a theatrical release. And because of this need for assistance from larger players in the entertainment industry, indie movies have completely different, and much murkier, paths towards distribution than the large studio pictures. It will be these paths of gaining distribution that we intend to utilize, and which we will describe here.

Despite the myriad paths of distribution available to independently-produced films, channels towards distribution generally coalesce around three distinct routes, which we outlined above and repeat here:

•
Exhibited at film festivals, then bought on the spot by a studio, large production company or specialized distributor (e.g. Miramax, 20th Century Fox, Walt Disney, Buena Vista, Paramount, Paramount Classics, Fox 2000, Fox Searchlight, Warner Bros., Warner Independent, Universal, United Artists, Lion’s Gate, New Line Cinema, Newmarket Films, etc.) which agrees to cut us in on all the revenue centers (see below for list of revenue centers); and/or

•	Shown to foreign and domestic sales agents, who then purchase the film as middlemen for distributors which agree to cut us in on all the revenue centers (see below); and/or
•	A “producers’ rep” is hired to show the film directly to the distributors, who then buy it and agree to cut us in on all the revenue centers (see below).

Submitting a film to a festival or film market is a key way, and the most common way, to expose an indie movie to both peers and executives in the entertainment industry. A film which plays well at a major festival or market, meaning that it is enjoyed by those that go to see it, and is well-attended, stands a good chance of being bought immediately or very shortly after the festival by a studio or production company. In buying the film, the studio, production company or distributor agrees to pay an up-front sum for the movie, as well as share a portion of the revenues and/or profits the film may receive. Below we list the revenue centers for most films.

With respect to this method of gaining distribution, the major issue confronting small production companies such as ours is successfully submitting a film to a major festival. While there are hundreds of film festivals and markets held around the world every year, most are not major enough to lead to the scenario we describe above, where a film that does well at a festival gets bought immediately. There are, in fact, probably less than three dozen festivals and markets around the world each year that could be considered “major”, in the sense that they historically and regularly screen films that get bought by studios, distributors and other entities. Some of these major film festivals are Sundance Film Festival, held in Utah every January, Tribeca Film Festival in New York and Cannes Film Festival in France. Competition to have one’s film screened is one of the major festivals is incredibly intense and not likely by any means. See Risk Factors above.

Prior to submitting the film to a festival – or by-passing the festival circuit altogether – we may opt for another method of gaining distribution, that being direct screenings to foreign and domestic sales agents. Sales agents are much more concerned with the “elements” of a film – i.e. which well-known actor(s), if any, are involved, which director, which genre the movie falls under, etc. – rather than the subjective quality of the film as a whole. This is because sales agents re-sell the movie to companies who specialize in packaging and marketing films to their publics based upon genre, advertising prints, and well-known commodities, such as an actor or director’s name. Particularly for foreign markets, sales agents use a very objective calculus in determining how much they will pay for a film, all based purely on genre, names of participants and, oftentimes, the quality of the poster for the film. As with other methods of gaining distribution, the film may be purchased for a lump sum, plus a share of future revenues or profits.

The third method of gaining distribution we shall likely utilize is the “producer’s representative”, a person or firm acting essentially as the agent for the film. A producer’s representative may be hired on a contingency basis to represent the film at film festivals and markets and attempt to secure a buyer or exhibitor for the film, or may attempt to screen the movie privately for specific studio or other entertainment industry executives who may then in turn agree to purchase the film.

If we are successful in gaining distribution for one of our films, the film then proceeds through the usual distribution schedule, which is typical for most films, even indie films. Revenue centers for a film come with each step of the distribution cycle, as follows:

•	Domestic Theatrical Box Office
•	Ancillary (merchandise and other tie-ins, soundtrack, books of, or based on, the movie, etc.)
•	Foreign Theatrical Box Office
•	Worldwide DVD Sales (including sales to rental outlets)
•	Video on Demand/Pay TV sales
•	Premium TV
•	Basic Cable TV
•	Network Syndicated TV
•	Misc. exhibition: Airplanes, U.S. Armed Forces, foreign TV, etc.
•	Entertainment Product Spin-offs (sequels, TV show[s] based on movie, movies or TV shows based on secondary characters being featured in different scenarios, etc.)

Not every film is positioned to take advantage of all of the revenue centers above. For example, big-budget action movies released during the summer that are rated PG or PG-13 are more likely to have merchandise tie-ins than other, more adult-themed films. Also, a popular movie with an open-ended conclusion may be more likely to have a sequel made than a movie with a closed narrative structure.

Also, not every film will be successful at any given step.

Our first movie slated for production, Writers’ Assistants, is not likely to take advantage of merchandise tie-ins, nor is it likely to do well in the foreign box office, as the movie deals with machinations on a sitcom set in Hollywood, which could be alien to many people in other countries. It is conceivable, however, that Writers’ Assistants could take advantage of all other revenue centers listed above.

The methods delineated above cover our feature films.

Our significant short films, such as “Buckeye Marhaba”, will be submitted to film festivals, but more with a view towards gaining recognition for our work, rather than a view towards distribution to the public in exchange for revenues. In this sense they form part of our marketing plans; our end market for these films will be the entertainment industry executives themselves. The hope is that upon seeing our finest work in these more substantive short films, executives in the industry will agree to meet with us and have us pitch to them our other film and television concepts, with a view towards being asked to produce one or more of them.

But it will be our less significant, more comedic short films, such as the one we purchased – “The G! True Tinseltown Tale: Dude, Where’s My Car?” – along with our super-shorts described above, which will form the backbone of our public marketing campaign. The idea is that through broad public recognition of our work, we will be demonstrating to entertainment industry executives that we have a built-in market for our work. The hope is that by so demonstrating, we will be more likely to be granted meetings with executives where we can pitch our ideas and ultimately be asked to produce one of them.

The first way we intend to market and distribute our comedic shorts and super-shorts is to post them on our website, www.writersgroupfilmcorp.com, as well as video sharing websites, which include:

•	YouTube
•	Veoh
•	Funny or Die
•	Blip.tv
•	VideoEgg
•	Dailymotion
•	Google Video
•	Grouper
•	Jumpcut
•	AOL

Initially, we will not have any resources - except word of mouth – to actively advertise our videos or our website in general, and so we anticipate very little traffic initially for our website. However, our website is up and operating properly already, and GraphicPark.net, the website design and marketing firm we are using, has already submitted our URL - http://www.writersgroupfilmcorp.com - to the most popular search engines and directories, including Google and Yahoo! Search, as well as DMOZ, which provides search results to many search engines such as Alexa and AOL Search. This will allow the general public to become aware of our site through web searches they conduct on their own into the areas with which our website deals, and we anticipate that some growth in site traffic will occur through this means.

Although our videos will be available for viewing for free, and therefore not be income-producing, our plan nevertheless calls for us to concentrate on increasing traffic to those videos. We view traffic as a way to increase the positive word of mouth about our products, thus hopefully getting the attention of executives of a film and/or television distribution company or television network, who might offer us a professional production opportunity, such as producing a television pilot or special, or short or feature-length film, and it is the steady producing of television shows and films which is our ultimate goal. For that reason, our business plan also calls for future funds to be used to advertise on other websites which might have a demographic that would appreciate our work, including off-beat political "me-zines", which are individualized web sites featuring a definite personality such as bricksexplode.blogspot.com, or other off-beat humor websites such as bobanddavid.com or collegehumor.com.

The second way in which we anticipate marketing and distributing our comedic shorts and super-shorts is to simply submit DVD copies of our film and video products to those satellite, cable and broadcast entities who air such products, such as HBO and/or Cinemax, both owned by AOL Time Warner; Showtime and/or The Movie Channel, both owned by Viacom; IFC, Independent Film Channel - owned jointly by Cablevision, General Electric and MGM; and the Sundance channel, a joint venture between Viacom, PolyGram and Robert Redford. All of these cable and satellite channels air short films regularly and might be willing to at least look at unsolicited submissions to see if they would like to air them, although we have no personal knowledge that it is that easy. Please see Risk Factors, above.

It is true, however, that Alexandra Pelosi, the producer and director of the feature-length documentary "Journeys With George" - a documentary featuring an intimate look at President George W. Bush as he campaigned for President in the year 2000 - did nothing more than submit her final edit of "Journeys With George" to HBO with a handwritten note asking them to air it, and HBO executives watched it, liked it and did, indeed, air it. We will try this plan and hope that something similar to what transpired for "Journeys With George" occurs for one of our film products, although it should be noted that Alexandra Pelosi is the daughter of a high-ranking member of Congress, an advantage we do not share, and the subject matter of Ms. Pelosi's documentary is likely of more interest to a wider audience than any of our products will be.

The third manner by which we intend to market and distribute our comedic shorts and super-shorts is by submitting them as entries in various film festivals and competitions across the continent. The largest and most famous film festivals, which often include competitions of the films they exhibit, in North America include Sundance and Slamdance, both in Park City, Utah, Telluride in Telluride, Colorado and the Toronto International Film Festival in Toronto, Ontario. Given the asymmetric amount of supply of films to the slots allowed in these festivals, we believe it is not realistic that our films will be shown at any of these most famous film festivals, although we will certainly try to submit our films as entrants into them.

More realistic, we feel, is successfully entering our films in smaller film festivals, including Toronto Giggleshorts Comedy Film Festival and World of Comedy International Film Festival, both held in Toronto, Ontario; Firstglance Los Angeles Film Festival in Los Angeles; and the Anchorage Film Festival in Anchorage, Alaska. Our comedic short film parody "The G! True Hollywood Story: Dude, Where's My Car?", for example, which we purchased at our inception on March 9, 2007, was screened at the NewFilmmakers NY film series in New York City in June, 2007. Exhibiting any of our film products at film festivals should increase the exposure our work receives, increasing the chance that an executive of a film and/or television distribution company or television network might see our work, and then might help us achieve our goals by offering us a professional production opportunity, such as producing a television pilot or special, or short or feature-length film. And while it should be noted that the NewFilmmakers NY screening of our short film did not significantly increase our exposure, in our research and observation, acceptance at other film festivals becomes much easier after at least one festival has already accepted the film. We look to submit “G! Dude?” to more festivals.

Television pilot programs that are produced unsolicited are much harder to distribute and market. For example, we are aware of only one website which caters to exhibiting pilot television programs and that is channel101.com. Besides Channel 101, we would have to show our pilots to members of the entertainment industry directly. As such, we shall not produce a television pilot program until the other prongs of our business and marketing plans have succeeded sufficiently to where we can be confident an executive in the television industry would be willing to view our pilot.

The plan for growth.  Ultimately, we plan for one of our feature films to be financed and be successful. Also, we plan for a network to approve of one of our TV pilots and pay us money to produce more episodes of that concept. We also plan ultimately for a movie studio executive to view one of our short films and finance a future feature film and/or gaining a sufficient amount of broad public recognition for our brand through our comedic shorts and super-shorts to be able to successfully pitch a feature film or television program to the appropriate executive. And once we begin to generate fees from the production of films and sees profits being derived from the release of completed films, which we believe may occur within the next 1-3 years, we are confident that we will be able to meet our minimum operating requirements. We then anticipate having funds available for the needs of our development, making it possible to expand in both quality and quantity. Please see Management's Discussion and Analysis or Plan of Operation below.

Competition.  First, as a general note, competition in this industry, particularly in the low-budget, independent film production niche of the industry, is extremely intense. Major film studios such as Warner Bros. and Sony Corp's Columbia-Tri Star dominate the industry; "mini-major" film studios such as Miramax and New Line Cinema compete fiercely to produce and/or distribute low- and mid-budgeted films; smaller independent production companies such as Twentieth Century Fox’s Fox Searchlight, Vivendi Universal's October Films, Lion's Gate Films and Regent Entertainment are well-established and use their recognition and track record as leverage to compete favorably for financing and other resources used to make films; and there are literally hundreds of web-based producers of films - with varied levels of quality - virtually all of which compete for recognition, attention and, ultimately, financing for future productions, in this crowded marketplace.

Initially, in order to make the business, marketing and distribution plans we described above work, we need to have our entertainment products competitive in three places: 1) at film festivals, 2) on the Internet, and 3) within the actual offices of members of the entertainment community. And business conditions in all three places are extremely competitive.

First, at film festivals, our work will be submitted to the various film festivals across the continent, and then, prior to each festival, judged against thousands of other short film submissions. If our work is selected by the respective festival's judging panel, our work then is exhibited at the festival along with one hundred or more other films, all presumably of similar quality. These conditions combine to create a very poor business environment for our work, in that the likelihood of being offered professional production opportunities as a result solely of these exhibitions is small.

Second, on the Internet, there is an overwhelming supply of entertainment products, including short- and feature-length films and videos, and entertaining written material such as essays, screenplays, teleplays, columns, short stories, etc., and most of the suppliers of these entertainment products are actively trying to get their products seen by the broad public, and many want to be offered paid jobs in the entertainment industry to write, direct, produce or act in television, music videos and/or film projects, which is similar to our plan.

With the advent of the Internet, the amateur entertainment suppliers have multiplied geometrically. There are literally thousands upon thousands of internet-based, short-form entertainment providers such as ourselves which feature the creative and artistic work of one or more people in the fields of film, video and creative writing. Providers which make available entertainment products similar to ours include Awkward Pictures, Stuckey & Murray, GoPotatoTV, Fod Team and JoeyandDavid. These groups providing entertainment products similar to ours - and many thousands more - are virtually all more established than we are, offer more material than we do currently, and are more well-known than we are.

Additionally, thousands of new videos are uploaded to video websites every day. Getting one's product noticed on the Internet in this environment of overwhelming supply is extremely difficult. And with only one video so far – the short film we purchased, “The G! True Tinseltown Tale: Dude, Where’s My Car?” – and almost no promotion of the video, our competitive position in this industry is very weak currently.

The third area in which we need our products to be competitive initially is within the actual work offices of the members of the entertainment community. Competition here is also fierce. This is because the number of submissions - both solicited and unsolicited - which members of the entertainment community receive is huge. Often agents, producers, studio heads and others involved in programming in the entertainment industry will receive hundreds of submissions every month, including script submissions, video submissions and so on. Even with our unusual marketing and distribution method, we face a daunting uphill battle to get our work noticed. And with our relatively unknown status, our competitive position in this arena is, again, very weak.

Our position is further weakened because price is not a method of competition in this segment of the industry. Virtually no low-budget web-based supplier of entertainment products charges for their products, making it impossible to "undercut" the competition through price. And of course no supplier charges members of the entertainment industry a fee when they send submissions because suppliers are often desperate for members of the entertainment industry to view their work. Quality of product is certainly a method of competition; however, there, too, the sheer amount of entertainment products available make it close to impossible to "rise above the rest" in terms of quality.

Another competitive method is "who you know", meaning that any personal and/or business relationships cultivated with members of the entertainment community by each supplier are utilized to get the respective supplier's work seen by those members of the entertainment community. Here again, although our President and Chairman worked for one season as a writers' assistant and assistant to the executive producer on a sitcom which aired on the WB Network, and our third Director Mr. Benest is an accomplished screenwriter with many lines of communication to agents and producers, and while we certainly will try to utilize whatever relationships with members of the entertainment community we have to our advantage, we cannot say that we are in a necessarily more competitive position in this method of competition than other suppliers in the entertainment industry.

Finally, if we were to be successful to the point where we would be asked to be the production company of any kind of television programming or film of any length, our competition would be significantly broadened to include some of the largest and most well-established multi-national corporations in the world, including Walt Disney Company, Sony Corp., Viacom, News Corp. and Time Warner. Please see Risk Factors above.

Dependence On a Few Major Customers.    Although now with the Internet there are literally almost an infinite number of ways one may show one's entertainment products to the public, there are still, nevertheless, only a very few ways to show one's entertainment product to the public in exchange for money. There's broadcast network programming, which includes NBC, CBS, ABC, FOX, and The CW, and several basic cable "network" channels which have original entertainment programming, including USA Network, Comedy Central, Lifetime, E! Entertainment Television, the PAX network, ABC Family, and MTV Networks. There's also a limited amount of original programming funded by premium pay cable outlets, including HBO, Showtime, Cinemax and Encore! But there are not many other venues for exhibiting one's work for money, and this huge amount of supply, combined with relatively few customers for the supply, creates a "bottleneck" effect for entertainment products, where there is a great deal of competition among suppliers of entertainment content, such as Writers’ Corp., and outlets which air them, such as broadcast, basic cable and premium cable channels. Please see Risk Factors above.

Right now we have no customers, and we anticipate no customers for the near future. If our business plan was quite successful, then in the foreseeable future we would likely be reliant on the very few customers delineated above for all of our work.

Intellectual Property and Labor Agreements.  Our success and ability to compete will be dependent in part upon our ability to obtain and maintain protection for our current and future literary properties, to defend our intellectual property rights and to operate without infringing on the proprietary rights of others. We will attempt to rely, as needed, on a combination of copyrights and trademarks to establish and protect our intellectual property rights, including use of the U.S. Patent and Trademark Office's Form PA and the Writers Guild of America's Intellectual Property Registry, for we believe that factors such as the technical and creative skills of our personnel are essential to our success and ability to compete. The Form PA, published by the U.S. Patent and Trademark Office in Washington, D.C., allows the filer to register with the USPTO their creative recorded work, such as a film and the underlying script for the film. Although registration with the Copyright Office is not required to have a valid copyright, registration does provide several benefits, including the establishment of a public record and evidence of our claim as the valid copyright owner of our films and their underlying scripts, the ability to file a federal lawsuit against someone who uses our films or portions thereof without our permission, and eligibility to receive statutory damages and attorneys' fees in the event we file and win a copyright infringement lawsuit. The WGA’s Intellectual Property Registry assists writers in establishing the completion dates of intellectual property, providing a dated record documenting a writer's claim of authorship. If necessary, a Registry employee may produce the material as evidence if a legal or official Guild action is initiated. All three of our screenplays have been registered with the Writers’ Guild.

Despite use of the federal Form PA and the Writers Guild's Intellectual Property Registry, there can be no assurance that any of our intellectual property rights will provide competitive advantages or will not be challenged, invalidated or circumvented by competitors. There can be no assurance that disputes will not arise concerning the ownership of intellectual property. Furthermore, there can be no assurance that intellectual properties will not become known or be independently developed by competitors or that we will be able to maintain the confidentiality of information relating to our literary properties.

Conversely, content on our website may bring us liability. Our website could possibly face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials we post. Such claims have been brought and sometimes successfully pressed against Internet content distributors. We could also be exposed to liability with respect to unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we intend to obtain general liability insurance as we begin to produce larger-budgeted projects, it may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed. Therefore any imposition of liability could hurt our business. Please see Risk Factors above.

We have never had any labor contracts. However, upon commencing production of any entertainment product which includes on screen one or more members of the Screen Actors Guild – including our President, Tal L. Kapelner – we will sign a labor agreement with the Screen Actors Guild. A SAG contract discusses the rules involved with hiring, paying and working with the actors we use on our film and television shoots. We do not believe an agreement with SAG will negatively effect our business, as SAG specifically stipulate that, on film budgets under $2,500,000, we have the right as producers to negotiate pay directly with the performers we wish to hire, rather than be bound by SAG's normal minimum pay structure. There are, however, other rules we would be bound by because of an agreement with SAG, including actors' pension and health contributions, which we feel will increase our costs somewhat. However, importantly, most low-budget agreements with SAG allow us to hire non-SAG actors as well, greatly broadening our ability to search for the best and most cost-effective talent for our productions. In any event, any film wherein a contract with SAG is in force will simply have to take that into account in its budgeting.

Existing or Probable Governmental Regulation.  There are the usual governmental regulations on workplace environment and safety, as well as employee pay, benefits, taxes and relations that other businesses face, as well as intellectual property considerations, discussed above; however, we do not anticipate any other governmental regulations to substantially effect our business.

Employees.  The total number of employees we have, including full- and part-time, is currently zero (0). We rely on the services of our President, Secretary and Chairman, Tal L. Kapelner, our Vice-President, Treasurer and Director, Ariella Kapelner, and our third Director, Glenn M. Benest, to devote as much time as they can to Writers’ Corp. and its projects, and to spend time overseeing our administrative responsibilities as well, but at this time we have no employees, not even our three management personnel. Currently, Tal L. Kapelner devotes approximately 30 hours per week to Writers’ Corp., Ariella Kapelner devotes about 15 hours per week to Writers’ Corp. and Glenn M. Benest devotes 5 hours per week, on average, to Writers’ Corp. We anticipate that our officers will continue to devote the same number of hours, on average, per week to our company in the foreseeable future, although there will naturally be a spike in the number of hours per week devoted by our management team whenever we go into production on a project. In the event we are successful in generating revenue and making our company profitable, employment contracts will be offered to members of our management personnel, and if in the mid-future, 1-3 years from now, we are successful enough to have the resources for and need to hire additional management or administrative or other personnel, we will do so.

With respect to our short films and super-short vignettes, skits and concepts, those are worked on by independent contractors who work on each shoot on a project basis. The only exception to this are the actors. Pursuant to the rules of the Screen Actors Guild, we are required to consider the actors we hire on each film employees, even if they are hired for only one day. However, the typical length of employment for actors on a short film shoot is 2-5 days. This is typical of our industry and we will likely continue to produce short films without hiring employees, except for the actors on very short-term bases.

On larger-budgeted films, with longer production schedules, generally all crewmembers as well as actors are salaried employees. We shall be using a payroll service during those weeks to comply with associated rules and regulations, including workman’s compensation insurance regulations. In addition, depending upon our budget, we may sign a contract with IATSE, the trade union which represents many crew members such as camera operators and propmasters, though if we sign a contract, it would likely cover only that project.

Reports to Security Holders

We will provide this 10-K filing and any additional information to any security holder who requests it, and these reports will include audited financial statements.

We will also be file current information reports on Form 8-K relating to any material information which is important for investors in our securities to know as soon as possible after it occurs. We will have a continuing reporting obligation under Section 15(d) of the Securities and Exchange Act of 1934.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Our Internet address is http://www.writersgroupfilmcorp.com.

Properties.

We have our offices at 518 Oak Street #2 in Glendale, California. We do not own this property - which is in good, working condition, in a modern apartment building - but rather it is provided to us for free as a work space by our President and Chairman, Tal Kapelner, who himself rents the apartment of which we use a portion. It contains sufficient space and materiel for us to do our administrative work for Writers’ Corp.; however, it is the opinion of our management that this property is not adequately covered by insurance; specifically, there is no renter's insurance for this apartment.

Currently, and for the foreseeable future, which we consider to be over the next 12 months, it is our policy to not engage in any investments in real estate or interests in real estate, or any investments in real estate mortgages, or any securities of or interests in persons primarily engaged in real estate activity; however, we do not have in place specific, written limitations on the percentage of assets which may be invested in any one investment, or type of investment. This policy we have described may be changed without a vote of our security holders. Currently, it is not our policy to acquire assets either primarily for possible capital gain or primarily for income.

Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

There is no public trading market where our common equity is traded.

There is zero common equity for Writers’ Corp. which is subject to outstanding options or warrants to purchase, or securities convertible into our common equity.

We have agreed to register 6,132,822 shares under the Securities Act for sale by security holders. These were the shares that were issued to 31 California investors in our private stock offering which occurred from March 10-August 29, 2007. None of the 31 subscribers to our private stock offering are affiliates.

There is zero common equity which is being or has been proposed to be publicly offered by the Company, the offering of which could have a material effect on the market price of our common equity.

We have only one authorized class of common equity, and that is our Common Stock. There are 35 holders of record of this class of common equity.

We have not issued or declared dividends and have no plans to do so.

There are no shares authorized for issuance under an equity compensation plan. We have no equity compensation plans in place and no future plans for such at this time.

Recent Sales of Unregistered Securities

From March 10-August 29, 2007, we conducted a private offering of our Common Stock to residents of the state of California. We sold 6,132,822 shares of stock in this offering to 31 different individual subscribers at a price of $0.01 per share. In exchange for the shares, we received $34,850 in cash and $26,478 worth of services, for a total of $61,328 in cash and services. The section of the Securities Act under which we claim exemption from registration is Section 3(b), because we conducted the offering pursuant to Regulation D, Rule 504 promulgated under the Securities Act of 1933, as amended. The facts we relied upon to make the exemption available include: a) At the time of the offering we were not subject to the reporting requirements of the Exchange Act; b) we were not an investment company; c) we had a specific business plan that had nothing to do with engaging in a merger or acquisition with any entity; d) we engaged in no advertisement of our offering; e) all sales were made within the same six month period, and no shares have been issued since our offering closed on August 29; f) sales were well under $1 million; g) share certificates issued through the offering were stamped with a restricted legend; and h) the shares were sold pursuant to an exemption from registration in the state of California, which required us to, among other things, only sell shares to persons already known to us, or to persons who could demonstrate financial or investment expertise, or to accredited investors, and to only sell to a maximum of 35 persons worldwide, with accredited investors not counted in that figure.

Use of Proceeds

This use of proceeds information is being disclosed in connection with a registration statement we filed on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on April 22, 2008. The Commission assigned a file number of 333-147959 to this statement.

The offering facilitated by the Form S-1 filing commenced on May 1, 2008 and is still ongoing as of July 1, 2008. This is an offering of our Common Stock, par value $0.001.

Through the Form S-1 we registered 10,000,000 shares of our Common Stock, worth a total of $1,500,000 at $0.15 per share.

We have sold zero shares to date and have raised no money, and therefore have no use of proceeds to disclose.

We estimate that we have incurred no direct or indirect expenses related to this offering since the offering was given its Notice of Effectiveness on April 22.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

We can continue to operate, albeit in a limited capacity, without the additional funding provided by our registered offering which commenced on May 1, 2008. By "limited capacity" we mean that our administrative responsibilities can continue and our marketing efforts for our first short film can continue, using our cash and notes receivable, as well as management’s verbal unbinding pledge to loan us money for those purposes, through at least the 2nd quarter – ending September 30, 2008 – of Fiscal Year 2009. We believe that with a completed short film purchased, exhibited at a film festival and uploaded onto three different video sharing websites, our business plan and operations can continue and will not be placed in jeopardy if we are not able to raise additional equity financing in the upcoming fiscal year. Additionally, our plan calls for the use of third-party financiers as well as studios and larger production companies to finance our feature films, if we cannot do so ourselves. One financier, for example, verbally agreed to put $150,000 into an escrow account sometime in the 2nd quarter of FY 2009, pursuant to our plans to use that escrowed money to attract a well-known actor, which we in turn expect to use to receive full financing from a studio or larger production company. This portion of our plan requires no funds from us and can therefore be pursued without additional investment in us.

The amount of cash we currently have on hand, as of March 31, 2008, is $576, and the amount of working capital we have - which is current assets minus current liabilities - is $1,000. The amount of cash we will need to operate our business over the next 12 months is $42,100, which includes the offering expenses. The amount of cash we have on hand is insufficient to satisfy our cash requirements. We received a loan from our President of $3,000 in May of 2008. Without an infusion of cash from the offering, management will likely have to continue to loan us money to pay our expenses.

We have never had any revenues and do not anticipate any in the next 12 months; we have subsisted so far by selling shares through our private offering, which raised for us $34,850 in cash and $26,478 worth of services, including initial website design. In order to simply maintain our administrative responsibilities over the next 12 months, and also apply for a priced quotation on the OTC Bulletin Board in the coming year, without personal financial support from management, we need to raise at least $12,181 in equity or other financing in the next year.

Over the next 12 months, based upon sale of all of the shares in our current registered offering,  we plan to produce a minimum of 3 super-short films, 1 significant short film,  1 feature film, and move 2 more feature films through pre-production. By the end of 12 months, we hope to also produce 1 spec television pilot program. We also expect to continue marketing our first comedic short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?” and market our other products as we describe in the Description of Business section above.

The time it takes for each project to be completed varies widely depending upon the length of the entertainment product to be produced, the ease in getting investment or financing for it, and a myriad of other circumstantial factors. As we mention in the Description of Business section above, generally speaking a super-short film takes 2-5 months to produce including development time, a significant short film takes 5-9 months to produce including development time, and a typical indie feature film takes 2 ¾ years – 5 ¾ years including development time. We expect to take the normal, full time for our super-short and significant short films, but because our first feature film, Writers’ Assistants, would be nearly through the development stage were this stock offering to be successful, the time to distribution would be approximately 12 months rather than several years.

There are specific milestones - and steps to achieving each milestone - to our business and marketing plans. Our first milestone was to establish our business. The specific steps we took to accomplish this were:

a)	Incorporate our corporation, name our management and adopt bylaws;
b)	purchase our business plan, first short film, and three screenplays;
c)	establish our offices;
d)	open a bank account; and
e)	incorporate two subsidiaries, each of which to handle one movie.

This first milestone was reached in approximately three months, from March 2007 to June 2007 and cost us approximately $500 in cash and $57,000 worth of shares. Tal L. Kapelner loaned us most of the cash needed to complete this milestone.

The second milestone was to raise money for administrative responsibilities. The specific steps we took to accomplish this were:

a)	Got Board authorization;
b)	had attorney conduct blue sky securities law survey;
c)	prepared disclosure memorandum and financial statements;
d)	received legality opinion letter from attorney;
e)	conducted private stock offering exclusively in state of California pursuant to California Corporations Code section 25102(f); filed 25102(f) Notice with California;
f)	filed Form D with Securities and Exchange Commission, as offering was conducted pursuant to Rule 504 of Regulation D; and
g)
sold 6,132,822 shares of stock in this offering to 31 different individual subscribers at a price of $0.01 per share. In exchange for the shares, we received $34,850 in cash and $26,478 worth of services, for a total of $61,328 in cash and services.

This second milestone was reached in approximately 5 ½ months, from March to August 2007 and cost us approximately $500, with the offering itself paying for the costs.

The third milestone is to continue to market our first entertainment product, a comedic short film entitled "The G! True Tinseltown Tale: Dude, Where's My Car?" The specific steps we have taken so far to accomplish this were:

a)	In addition to YouTube and Veoh, we posted the short film to the FunnyorDie.com video sharing website, which specializes in comedic videos;
b)	our President and Chairman, Tal L. Kapelner, attended the NewFilmmakers NY film series, where the film was accepted for screening, in June of 2007 in New York City; and
c)	we distributed additional copies of the film on DVD to members of the public.

These steps have taken approximately one month to complete, taking place primarily in the month of June of 2007. The cost to us was zero, as Mr. Kapelner paid for the cost of the trip to New York, approximately $600, out of his own pocket without re-imbursement, which is being accounted for as additional paid-in capital. Also, the additional copies of the film on DVD were given to us when we purchased the short film at inception. The specific steps we still must take to accomplish this milestone are:

d)	Submit the film to more film festivals;
e)	submit the film to more video sharing websites, such as Google Video and AOL;
f)	research manners by which one increases number of viewers of one’s videos, and implement those suggestions, as practicable;
g)	attend any film festivals to which the film will be accepted, and use those screenings as networking opportunities with peers and executives in the entertainment industry; and
h)	distribute the last remaining 40 or so copies of the film on DVD to members of the public.

These last five steps to completing this milestone will likely take an additional six months, as many film festivals require that submissions be sent several months in advance. The cost of these five additional steps is likely to be approximately $2-3,000, depending upon how many festivals our film is accepted to, and where those festivals are located, and we will use our cash on hand and notes receivable to finance these steps, if this public offering is not successful.

The fourth milestone is to raise more financial capital, register all the shares we issued in our private stock offering and otherwise prepare our share structure so as to allow for listing later on a secondary market by having freely-tradable securities. The specific steps we have taken so far in accomplishing this were:

a)	Retain counsel, auditor and EDGARizer professionals;
b)	prepare preliminary administrative and legal responsibilities, including having attorney prepare a blue sky survey and write a legality opinion letter; and preparation of a draft Form SB-2;
c)	perfect Form SB-2 and file with SEC;
d)	have SEC review and offer comments; and
e)	revise SB-2 and re-file with SEC; have SEC re-review and offer further comments; continue to revise until cleared for offering by SEC.

These steps have taken approximately ten months, from July 2007 to April 2008, and cost approximately $11,000, which was paid for using proceeds from our private stock offering. The specific step we still must take to accomplish this milestone is:

f)	Conduct offering in the state of California, retain transfer agent, issue share certificates, etc.

We will likely be working on this step until at least August 15, 2008 or later, depending upon when we close this public offering.

Our fifth milestone is to produce our next entertainment product: a feature film entitled “Writers’ Assistants”. The specific steps we have taken so far in accomplishing this milestone were:

a)	Purchased the screenplay, synopsis, logline and preliminary budget for the film;
b)	prepared a list of well-known actors we think could play certain roles in the film and might agree to participate; and
c)
met with a third-party financier regarding putting up seed money, and successfully getting a verbal agreement from him to put $150,000 into an escrow account to attract a well-known actor to participate.

These steps have taken approximately five months, from March to August 2007, and cost approximately $45,000 worth of shares of our Common Stock. It did not cost us any cash because Mr. Kapelner paid for the expenses of his trip to the financier, approximately $100, out of his own pocket, which we’re accounting for as additional paid-in capital. The specific steps we still must take to accomplish this milestone are:

d)
Finance the film either through approaching well-known actors to see which one would be willing to play a role in the film, and meeting with studios and larger production companies to secure the full $1 million budget, or through sales of shares in this public offering;

e)	decide on a director and producers;
f)	develop a production schedule and finalize the budget;
g)	prepare paperwork for, and sign with, actors union;
h)	sign with payroll company and prepare employer tax and workers' compensation obligations;
i)	cast roles as needed;
j)	hire all needed crewmembers;
k)	purchase or otherwise secure props, wardrobe and filmmaking equipment;
l)	shoot the film as directed in the production schedule;
m)	complete final tax and union paperwork;
n)	hire editor to catalogue all of the footage shot;
o)
have director, producers and editor work together to cut the footage together into a final feature, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;

p)	submit the film to film festivals and markets;
q)	hire a producer’s representative on a contingency basis to represent the film at film festivals and markets, and to screen the film privately for executives in the entertainment industry; and
r)	meet with foreign and domestic sales agents in hopes of persuading them to purchase the film.

The timeframe for completing this milestone depends upon how quickly we can achieve financing; however, we anticipate starting this project in December 2008 and marketing the finished product by September 2009. We project a cost of $1,000,000 for this project, and anticipate paying for this project through the offering, or through financing from studios or production companies.

The sixth milestone in our business plan is to produce and market our first super-short film, which we are tentatively calling “A&F”, in which an overweight man takes off his shirt and pretends to be one of the live human models at an Abercrombie and Fitch store. The specific steps for completing this milestone will be:

a)	Purchase videocamera using proceeds from this public offering;
b)	arrange for a cameraman to operate videocamera;
c)	develop outline of concept, and plan for filming;
d)	if using one or more unionized actors, prepare a letter stating that fact to the Screen Actors Guild actors’ union;
e)	film at an Abercrombie and Fitch store which features live human models standing in the doorway;
f)	edit footage into a super-short film;
g)	upload to video sharing websites; and
h)	research methods by which to generate wide public recognition of the work.

We anticipate working on this project during the month of December, 2008, and spending approximately $2,000 to produce and market it.

The seventh milestone in our business plan is to apply for a priced quotation on the Over-The-Counter Bulletin Board stock quotation service. The specific steps we will need to take to complete this milestone are:

a)	Prepare due diligence paperwork to supplement our 15c2-11 filing;
b)	submit our due diligence materials to the NASD via a market maker;
c)	respond to any deficiencies in our application as pointed out by the NASD;
d)	upon approval for an unpriced quotation by the NASD, have market maker revise Form 211 to apply for a priced quotation on the Over-The-Counter Bulletin Board; and
e)	work with market maker on setting an opening price and discuss making market on the stock.

The timeframe for completing this milestone is expected to be six months. There is no cost for applying for a priced quotation on the OTC Bulletin Board stock quotation service.

The eighth milestone in our business and marketing plan is to produce and market our planned significant short film, “Buckeye Marhaba”. The specific steps we will need to take to complete this milestone are:

a)	Secure $30,000 in financing;
b)	write a script;
c)	decide on a director and producers;
d)	approach The Ohio State University about possibly co-producing our film;
e)	develop a budget and production schedule;
f)	prepare paperwork for, and sign contract with, actors’ union;
g)	sign with payroll company and prepare employer tax and workers’ compensation obligations;
h)	cast all roles;
i)	find and secure locations for shooting;
j)	hire all needed crewmembers;
k)	purchase or otherwise secure props, wardrobe and filmmaking equipment;
l)	rehearse scenes with the actors;
m)	dress sets, prepare food service, and otherwise prepare locations for shooting;
n)	shoot the film as per the production schedule;
o)	complete final tax and union paperwork;
p)	hire editor to catalogue footage and prepare rough cut of film;
q)
have director, producers and editor work together to cut the footage together into a final film, adding any narration, effects, music, additional dialogue recording and/or additional footage needed; and

r)	submit to film festivals as per our marketing plan outlined above.

In addition to the above-mentioned creative projects, we have many ideas in development for our other entertainment products, including a television pilot dealing with public high school students and the effect on them by school district politics and policies;  and a super-short film about a lazy stalker.

We have no purchases or sales of plant and/or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

We have chosen the accounting firm of Malone & Bailey, PC to audit our company because of members of our management's personal knowledge of their good work and reasonable fees, despite the fact that we are incorporated in Delaware and located in California, and our auditors Malone & Bailey, PC are located and licensed in Texas and California.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors
Writers' Group Film Corp.
(A Development Stage Company)
Glendale, California

We have audited the accompanying balance sheets of Writers' Group Film Corp. (the “Company”) as of March 31, 2008 and 2007 and the related statements of expenses, cash flows and changes in stockholders’ equity for the year ended March 31, 2008, for the period from March 9, 2007 (inception) through March 31, 2007 and for the period from March 9, 2007 (inception) through March 31, 2008. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Writers’ Group Film Corp. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
July 14, 2008

WRITERS’ GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEET

	March 31, 2008	March 31, 2007
ASSETS

Current Assets
Cash	$576	$2,977
Receivables	424	-
Subscriptions Receivable	-	13,500

Total Current Assets	1,000	16,477

Total Assets	$1,000	$16,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Payable to Related Party	$-	164

Total Liabilities	-	164

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par, 75,000,000
shares authorized, 62,682,822 shares
issued and outstanding	62,683	58,600
Additional paid-in capital	55,195	18,450
Deficit accumulated during the development stage	(116,878)	(60,737)

Total Stockholders’ Equity	1,000	16,313

Total Liabilities and Stockholders’ Equity	$1,000	$16,477

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
[A Development Stage Company]

CONSOLIDATED STATEMENTS OF EXPENSES

		March 9, 2007	March 9, 2007
		(Inception)	(Inception)
	Year ended	Through	Through
	March 31, 2008	March 31, 2007	March 31, 2008

General and administrative	$56,081	$60,737	$116,818
Interest Expense	60	-	60
Net loss	$(56,141)	$(60,737)	$(116,878)

Basic and diluted
Net loss per share	$(0.00)	$(0.00)

Weighted average common
shares outstanding	61,610,206	57,369,565

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
[a development stage company]

CONSOLIDATED STATEMENTS OF CASH FLOWS

		March 9, 2007	March 9, 2007
	Year	(Inception)	(Inception)
	Ended	through through
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(56,141)	$(60,737)	$(116,878)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	26,478	56,550	83,028
Changes in:
Accounts receivable	(424)		(424)
NET CASH USED IN OPERATING ACTIVITIES	(30,087)	(4,187)	(34,274)

CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on notes payable
to shareholders	(164)	164	-
Stock issued for cash	14,350	7,000	21,350
Proceeds from subscription
Receivable	13,500	-	13,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,686	7,164	34,850

NET CHANGE IN CASH	(2,401)	2,977	576

Cash balance, beginning	2,977	0	0
Cash balance, ending	$576	$2,977	$576

CASH PAID FOR:
Interest	$-	-	$-
Income taxes	$-	-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From March 9, 2007 (Inception)
through March 31, 2008

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the development stage	Total Stockholders Equity

Common shares issued for services at inception at $0.001	56,550,000	$56,550			$56,550

Shares issued for cash in March 2007 at $0.01	2,050,000	2,050	$18,450		20,500

Net Loss				$(60,737)	(60,737)

Balance, March 31, 2007	58,600,000	58,600	18,450	(60,737)	16,313

Shares issued for cash in FY 2008 at $0.01	1,435,000	1,435	12,915		14,350

Shares issued for services in FY 2008 at $0.01	2,647,822	2,648	23,830		26,478

Net Loss				(56,141)	(56,141)

Balance, March 31, 2008	62,682,822	$62,683	$55,195	$(116,878)	$1,000

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations.

Writers’ Group Film Corp. was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents.

For purposes of the statement of cash flows, Writers’ Group considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income taxes.

Writers’ Group recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Writers’ Group provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the period.  They include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share are the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements.

Writers’ Group does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  Writers’ Group has not generated any revenues since inception and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. The continuation of Writers’ Group as a going concern is dependent upon the ability to obtain necessary equity financing and the attainment of profitable operations.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3 – COMMON STOCK

On March 9, 2007, shares were issued to four persons and/or entities, as follows:

45,000,000 shares were issued to founding director Tal L. Kapelner at $.001 per share in exchange for services rendered and valued at $45,000, including the short film “The G! True Tinseltown Tale: Dude, Where’s My Car?” and the screenplay to the unproduced feature film “Writers’ Assistants.”

6,750,000 shares were issued to founding director Ariella Kapelner, at $.001 per share in exchange for services rendered and valued at $6,750, including the screenplay to the unproduced feature film “His Name Is Noah.”

800,000 shares were issued to founding director Glenn Benest, at $.001 per share in exchange for services rendered and valued at $800 including the screenplay to the unproduced feature film “Forever Man.”

4,000,000 shares were issued to founding shareholder FMCOCO, Inc., at $.001 per share in exchange for consulting services rendered and valued at $4,000.

During the short year ended March 31, 2007, Writers’ Group sold 2,050,000 shares through a private offering to 14 different investors, raising $20,500 in cash.

During the fiscal year ended March 31, 2008, the private offering continued, wherein 2,647,822 shares of common stock were issued for services rendered of $26,478 and 1,435,000 shares were issued for $14,350 cash.

NOTE 4 - COMMITMENTS

Writers’ Group’s principal office is in the home of Writers’ Group’s president pursuant to an oral agreement on a rent-free month-to-month basis.

NOTE 5 – ACQUISITION OF TWO SUBSIDIARIES

In May 2007, Writers’ Group incorporated two corporations in Delaware, named Writers’ Assistants Movie, Inc. and His Name Is Noah Movie, Inc. Each of these two corporations became wholly-owned subsidiaries of Writers’ Group when they issued to Writers’ Group shares of stock in their corporations in exchange for the scripts to the films “Writers’ Assistants” and “His Name Is Noah”, respectively.

NOTE 6 – INCOME TAXES

Writers’ Group uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2008, Writers’ Group incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The effective tax rate for fiscal 2008 is 0%.  The cumulative net operating loss carry-forward is approximately $35,000 at March 31, 2008, and will expire in the years 2013 - 2028.

Deferred tax assets
Net operating losses	$4,700
Less: valuation allowance	(4,700)
Net deferred tax asset	$0

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in, nor disagreements with, our accountants.

The only accounting firm we have ever retained has been Malone & Bailey, PC. They have been retained to audit our financial statements from inception through our fiscal year ended March 31, 2008, as well as review our interim periods financial statements. There have been no disagreements with Malone & Bailey, and we anticipate no change in accounting firms.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2008 (March 31, 2008), and have concluded that they are effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules under the Exchange Act. As our management is responsible for collecting and processing the raw data for our reports, communication of this data is not an issue.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

However, there has been no change in our internal control over financial reporting during the fourth quarter of our most recently ended fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers and Corporate Governance.

The following are the names and ages of all directors and executive officers, their positions and offices, and brief descriptions of their business experience during the past five years:

Name	Age	Position(s) Held	Business Experience During
		With the Company	Past Five Years

Tal L. Kapelner	33	President, Secretary and	From April 2000-present, Mr.
		Chairman of the Board of Directors
Kapelner has been the sole officer and director of a California subchapter S corporation named Tally-Ho Ventures, Inc., which has been engaged in various services, such as technical writing, as well as consulting and artistic services such as acting and writing.

			His duties currently include preparing business plans for companies in various fields, as well as acting in, and writing for, films.

Ariella Kapelner	61	Vice-President, Treasurer and a Director
From August 1998-present, founded and still serves as president of the nonprofit corporation Living & Education, Inc., a provider of instructional DVDs covering such fields as parenting and drug and criminal rehabilitation under which she has produced educational materials and seminars currently being sold world-wide.

From September 2001-January 2003, served as executive director of the non-profit Federal Commission on Educational Rights, Inc., a group which seeks to inform parents of their rights in the educational system.

			Ms. Kapelner wrote the feature film screenplay “His Name Is Noah” based upon real life events which she researched through her work educating parents of their rights.

Glenn M. Benest	58	Director
From July 2002 to Sept of 2006 has written and produced the independent film, “Hungry Hearts.”  Starring Pauley Perrette and Susan Blakeley, “Hungry Hearts” has won 9 major film festival awards including Special Jury Award for Best Low Budget Feature at the Houston International Film Festival.  “Hungry Hearts” was picked up for worldwide distribution by Shoreline Entertainment in 2004.

Duties as writer/producer included co-writing the screenplay, raising funds, hiring all staff, and running the physical production.  Also supervising all post production on the film and finding distribution.

From April 2002 to the present, Mr. Benest has worked as a creative director for David Freeman Productions, writing feature films and video games, and holding the position of head writer for “Brooktown High:  Senior Year,” a Konami video game.  Duties with David Freeman Productions included supervising the five person writing staff and serving as liaison to Backbone Entertainment, the production unit responsible for the game.

In addition, has taught professional level screenwriting workshops for the past 10 years, through which workshop were written several produced screenplays for feature films, including  “Scream,” “Andre,” “Event Horizon,” and “Teaching Mrs. Tingle.”

The following are all the directors of Writers’ Corp., their terms of office and periods in which they served, and identification of any other directorships held in reporting companies, with names of those companies:

Director's Name	Term of Office as Director and	Other Directorships Held in
	Period During Which Served	Reporting Companies

Tal L. Kapelner	16 months Served March 9, 2007 – present
Director of Tally-Ho Ventures, Inc., a Delaware corporation (now called “Premier Wealth Management, Inc.”), from November, 2002-May, 2005. Tally-Ho has been a reporting company from approximately November, 2003-present. This Delaware corporation should not be confused with the California corporation also called Tally-Ho Ventures, Inc. of which Mr. Kapelner is currently sole officer and director.

Ariella Kapelner	16 months	None
Served March 9, 2007 - present

Glenn M. Benest	16 months	None
Served March 9, 2007 - present

Ariella Kapelner, Vice-President, Treasurer and a Director, is the mother of President, Secretary and Chairman of the Board, Tal L. Kapelner.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. It is posted on our website www.writersgroupfilmcorp.com

We undertake to provide to any person upon request, without charge, a copy of our code of ethics. To request a copy of our code of ethics, please mail a written request to:

Writers’ Group Film Corp.
518 Oak Street  #2
Glendale, CA  91204

Attn: Tal Kapelner, Principal Executive Officer

Nominees to Our Board of Directors

Our Board of Directors Nominating Committee, which consists of all three of our Board members, but which does not have a charter, will consider candidates recommended by security holders. If a security holder would like to nominate someone to be a director on our Board, the security holder must mail to Writers’ Group Film Corp. the candidate’s name, home address, all contact telephone numbers, e-mail address, curriculm vitae and social security number, along with an authorization, executed by the candidate, for Writers’ Group Film Corp. to conduct a criminal background, employment background and credit check of the candidate.

This policy of our Nominating Committee has not changed since our founding.

Executive Compensation.

No compensation was awarded to, earned by or paid to any officer or director of Writers’ Corp.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have 62,682,822 shares of common stock outstanding at $0.001 par value. 75,000,000 shares of common stock are authorized.

The following information is for any person, including any group of two or more persons acting as a partnership, syndicate or other similar group, who is known to us to be the beneficial owner of more than five percent of any class of our voting securities:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature	Percent
		of Beneficial Owner	of Class

Common	Tal L. Kapelner	45,000,000 shares(1)	71.8
Stock	518 Oak Street #2	President, Secretary and
	Glendale, CA 91204	Chairman of the Board
of Directors

Common	Ariella Kapelner	6,750,000 shares(2)	10.8
Stock	1752 East Avenue J #266	Vice-President, Treasurer
	Lancaster, CA 93535	and a Director

Common	FMCOCO, Inc.	4,000,000 shares(3)	6.4
Stock	5689 Country Road 33 S.E.
Buffalo, MN 55313

(1)           Tal L. Kapelner owns 45,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(2)           Ariella Kapelner owns 6,750,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(3)           FMCOCO, Inc. owns 4,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

We only have one class of equity securities, and that is our Common Stock, and we have no parents. We have two wholly-owned subsidiaries, named “Writers’ Assistants Movie, Inc.” and “His Name Is Noah Movie, Inc.”. Both of our subsidiaries are Delaware corporations, and both were incorporated by us on May 30, 2007. For our Common Stock, we present the following information regarding the security ownership of our management, as of June 30, 2008:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature	Percent
		of Beneficial Owner	of Class

Common	Tal L. Kapelner	45,000,000 shares(1)	71.8
Stock	518 Oak Street #2	President, Secretary and
	Glendale, CA 91204	Chairman of the Board
		of Directors

Common	Ariella Kapelner	6,750,000 shares(2)	10.8
Stock	1752 East Avenue J #266	Vice-President, Treasurer
	Lancaster, CA 93535	and a Director

Common	Glenn M. Benest	800,000 shares(3)	1.3
Stock	c/o Writers’ Group Film Corp.	Director
	518 Oak Street #2
	Glendale, CA 91204

Common	All Directors and Executive	52,550,000 shares(4)	83.9
Stock	Officers as a Group
	c/o Writers’ Group Film Corp.
	518 Oak Street #2
	Glendale, CA 91204

(1)           Tal L. Kapelner owns 45,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(2)           Ariella Kapelner owns 6,750,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(3)           Glenn M. Benest owns 800,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(4)           All Directors and Executive Officers as a group own 52,550,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and they have no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

Certain Relationships and Related Transactions, and Director Independence.

We do not have any parents. We have two wholly-owned subsidiaries, named “Writers’ Assistants Movie, Inc.” and “His Name Is Noah Movie, Inc.”. Both of our subsidiaries are Delaware corporations, and both were incorporated by us on May 30, 2007.

The names of our three promoters are Tal L. Kapelner, Ariella Kapelner and Glenn M. Benest, who are the three founders of our company.

No member of our three-person management team is considered independent, as that term is defined by any secondary stock quotation service or stock market or exchange, or rule or regulation promulgated by the Securities and Exchange Commission.

Principal Accounting Fees and Services.

Audit Fees

For the short fiscal year-ended March 31, 2007, we were billed a total of $3,600 for professional services rendered by the principal accountant for the audit of our annual financial statements.

For the fiscal year-ended March 31, 2008, we were billed a total of $5,500 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of our interim financial statements.

Audit-Related Fees

We were not billed in either of our last two fiscal years for assurance and related services by our principal accountant.

Tax Fees

We were not billed in either of our last two fiscal years by our principal accountant for tax compliance, tax advice or tax planning professional services.

All Other Fees

We were not billed in either of our last two fiscal years for products or services provided by the principal accountant, other than the services reported under “Audit Fees” above.

Audit Committee Policies and Approval

We have no audit committee.

Exhibits.

Financial statements are included in the body of this report.

Exhibit Index:

* Articles	Exhibit (3)(i)
* By-laws	Exhibit (3)(ii)
* Instruments defining rights of security holders	[see By-laws]
* Code of Ethics	Exhibit (14)
* Subsidiaries	[incorporated by reference to Form S-1/A filed on April 1, 2008]
* Rule 15d-14(a) Certifications	Exhibit (31)(i)
* Section 1350 Certification	Exhibit (32)

Signatures.

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tht undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.

By:

Tal L. Kapelner, President

July 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

Tal L. Kapelner, Principal Executive Officer and Principal Accounting Officer, and Chairman of the Board of Directors

July 15, 2008

By: /s/ Ariella Kapelner

Ariella Kapelner, Principal Financial Officer and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders in connection with this Form or in any other way covering our latest fiscal year or in any way with respect to any annual or other meeting of security holders.