Form 10-Q
period 2008-06-30
Writers Group Film Corp
filed 2008-08-19
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission file number: 333-147959

I.R.S. Employer I.D. #: 56-2646829

WRITERS’ GROUP FILM CORP.
a Delaware corporation

518 Oak Street  #2
Glendale, CA  91204
213-694-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes    ☒ No

The number of shares outstanding of our Common Stock is 63,212,822 as of August 15, 2008. There are no other classes of stock.

Unaudited Financial Statements.

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2008	March 31, 2008

ASSETS

Current Assets
Cash	$465	$576
Receivables	-	424

Total Current Assets	465	1,000

Total Assets	$465	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$3,720	$-

Total Liabilities	$3,720	-

Stockholders' Equity (Deficit)

Common stock, $0.001 par, 75,000,000
shares authorized, 62,682,822 shares
issued and outstanding	62,683	62,683
Additional paid-in capital	58,195	55,195
Deficit accumulated during the development stage	(24,133)	(116,878)

Total Stockholders' Equity (Deficit)	(3,255)	1,000

Total Liabilities and Stockholders' Equity (Deficit)	$465	$1,000

See Notes to Unaudited Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES (unaudited)

	Three Months Ended June 30,		March 9, 2007 (inception) through June 30,
	2008	2007	2008

General and administrative	$6,831	$15,802	$123,649
Interest expense	-	-	60
Bad debt expense	424	-	424

Net loss	$(7,255)	$(15,802)	$(124,133)

Basic and diluted
Net loss per share	$(0.00)	$(0.00)	n/a

Weighted average common
shares outstanding	62,682,822	58,679,565	n/a

See Notes to unaudited financial statements.

WRITERS' GROUP FILM CORP.
[a development stage company]
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,		March 9, 2007 (inception) through June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(7,255)	$(15,802)	$(124,133)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	-	5,524	83,028
Bad debt expense	424	-	424
Changes in:
Accounts Payable	3,720	-	3,720
Subscription agreements
Accounts Receivable	-	-	(424)
NET CASH USED IN OPERATING ACTIVITIES	(3,111)	(10,278)	(37,385)

CASH FLOWS FROM FINANCING
ACTIVITIES
Capital contriubution	3,000		3,000
Proceeds from notes payable to shareholders
Stock issued for cash	-	13,500	34,850
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,000	13,500	37,850

NET CHANGE IN CASH	(111)	3,222	465
Cash balance, beginning	576	2,977	-
Cash balance, ending	$465	$6,199	$465

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

See Notes to Financial Statements

WRITERS' GROUP FILM CORP.
[a development stage company] NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Writers’ Group Film Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Writers’ Group's annual report filed with the SEC on Form 10-K on July 15, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Writers’ Group will continue to realize its assets and discharge its liabilities in the normal course of business. Writers’ Group has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2008, Writers’ Group has accumulated losses of $124,133 since inception. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3. EQUITY

In May of 2008, during the first quarter of fiscal 2009, the President and Chairman of Writers’ Group paid $3,000 for operating expenses. The amount is reflected as contributed capital.

NOTE 4 – SUBSEQUENT EVENT

Beginning July 25, 2008, Writers' Group conducted a private offering of its stock to residents of the state of California. Shares of Common Stock were offered at $0.01 per share. As of August 15, 2008, $5,300 in cash was raised, issuing 530,000 shares to 6 investors.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

We can continue to operate, albeit in a limited capacity, without the additional funding provided by our registered offering which commenced on May 1, 2008. By "limited capacity" we mean that our administrative responsibilities can continue and our marketing efforts for our first short film can continue, using our cash, as well as management’s verbal unbinding pledge to loan us money for those purposes, through at least the 2ndquarter – ending September 30, 2008 – of Fiscal Year 2009. We believe that with a completed short film purchased, exhibited at a film festival and uploaded onto three different video sharing websites, our business plan and operations can continue and will not be placed in jeopardy if we are not able to raise additional equity financing in the upcoming fiscal year. Additionally, our plan calls for the use of third-party financiers as well as studios and larger production companies to finance our feature films, if we cannot do so ourselves. One financier, for example, verbally agreed to put $150,000 into an escrow account sometime in the 2nd quarter of FY 2009, pursuant to our plans to use that escrowed money to attract a well-known actor, which we in turn expect to use to receive full financing from a studio or larger production company. This portion of our plan requires no funds from us and can therefore be pursued without additional investment in us.

The amount of cash we currently have on hand, as of June 30, 2008, is $465, and the amount of working capital we have is ($3,255). The amount of cash we will need to operate our business over the next 12 months is $39,100, which includes the offering expenses. The amount of cash we have on hand is insufficient to satisfy our cash requirements. We received a capital contribution from our President of $3,000 in May of 2008. Without an infusion of cash from the offering, management will likely have to continue to loan us money to pay our expenses.

We have never had any revenues and do not anticipate any in the next 12 months; we have subsisted so far by selling shares through our private offering, which raised for us $34,850 in cash and $83,028 worth of services, including initial website design. In order to simply maintain our administrative responsibilities over the next 12 months, and also apply for a priced quotation on the OTC Bulletin Board in the coming year, without personal financial support from management, we need to raise at least $12,181 in equity or other financing in the next year.

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

The fourth milestone is to raise more financial capital, register all the shares we issued in our private stock offering and otherwise prepare our share structure so as to allow for listing later on a secondary market by having freely-tradable securities. The specific steps we have taken so far in accomplishing this were:

a)	Retain counsel, auditor and EDGARizer professionals;
b)	prepare preliminary administrative and legal responsibilities, including having attorney prepare a blue sky survey and write a legality opinion letter; and preparation of a draft Form S-1;
c)	perfect Form S-1 and file with SEC;
d)	have SEC review and offer comments; and
e)	revise S-1 and re-file with SEC; have SEC re-review and offer further comments; continue to revise until cleared for offering by SEC.

These steps have taken approximately ten months, from July 2007 to April 2008, and cost approximately $11,000, which was paid for using proceeds from our private stock offering. The specific step we still must take to accomplish this milestone is:

f)	Conduct offering in the state of California, retain transfer agent, issue share certificates, etc.

We will likely be working on this step until at least September 15, 2008 or later, depending upon when we close this public offering.

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

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2008 (March 31, 2008) and quarterly period ended June 30, 2008, and have concluded that they are effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules under the Exchange Act. As our management is responsible for collecting and processing the raw data for our reports, communication of this data is not an issue.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.  Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending March 31, 2009.  We expect to begin the process during next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934).

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of our current fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Use of Proceeds.

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

Exhibits.

Financial statements are included in the body of this report.

Exhibit Index:

* Articles	[incorporated by reference to Form 10-K filed on July 15, 2008]
* By-laws	[incorporated by reference to Form 10-K filed on July 15, 2008]
* Instruments defining rights of security holders	[see By-laws]
* Rule 15d-14(a) Certifications	Exhibit (31)(i)
* Section 1350 Certification	Exhibit (32)

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tht undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.

August 19, 2008                                           By:

        Tal L. Kapelner, President

August 19, 2008                                           By: /s/ Ariella Kapelner

        Ariella Kapelner, Principal Financial Officer and Director