Form 10-Q
period 2008-09-30
Writers Group Film Corp
filed 2008-11-14
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number: 333-147959

I.R.S. Employer I.D. #: 56-2646829

WRITERS’ GROUP FILM CORP.
a Delaware corporation

1752 East Avenue J  #266
Lancaster, CA  93535
213-694-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

The number of shares outstanding of our Common Stock is 63,244,822 as of October 31, 2008. There are no other classes of stock.

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	March 31,
	2008	2008

ASSETS

Current Assets
Cash	$-	$576
Receivables	-	424

Total Assets	$-	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$3,252	$-

Total Liabilities	3,252	-

Stockholders' Equity (Deficit)

Common stock, $0.001 par, 75,000,000
shares authorized, 63,244,822 and 62,682,822 shares
issued and outstanding as of September 30, 2008 and March 31, 2008, respectively	63,245	62,683
Additional paid-in capital	65,653	55,195
Deficit accumulated during the development stage	(132,150)	(116,878)

Total Stockholders' Equity (Deficit)	(3,252)	1,000

Total Liabilities and Stockholders' Equity (Deficit)	$0	$1,000

See Notes to Unaudited Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Six Months Ended		March 9, 2007 (Inception)
					through
	September 30		September 30		September 30,
	2008	2007	2008	2007	2008

General and administrative	$8,017	$30,665	$14,848	$46,467	$131,726
Other expense	-	-	424	0	424

Net loss	$(8,017)	$(30,665)	$(15,272)	$(46,467)	$(132,150)

Basic and diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common
shares outstanding	63,048,273	60,382,136	62,864,549	60,521,141

See Notes to Unaudited Financial Statements

WRITERS' GROUP FILM CORP.
[a development stage company]
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		9-Mar-07
	September 30,		(inception) through
	2008	2007	30-Sep-08
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(15,272)	$(46,467)	$(132,150)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	1,720	26,478	84,748
Changes in:
Accounts Payable	3,252	-	3,252
Accounts Receivable	424	-	-
NET CASH USED IN OPERATING ACTIVITIES	(9,876)	(19,989)	(44,150)

CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on notes payable to shareholders	-	(164)	-
Stock issued for cash	5,300	27,850	40,150
Contribution of Capital	4,000	-	4,000
Collection of subscription receivables	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,300	27,686	44,150

NET CHANGE IN CASH	(576)	7,697	-

Cash balance, beginning	576	2,977	-
Cash balance, ending	$-	$10,674	$-

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

See Notes to Unaudited Financial Statements

WRITERS’ GROUP FILM CORP.
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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Writers’ Group will continue to realize its assets and discharge its liabilities in the normal course of business. Writers’ Group has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2008, Writers’ Group has accumulated losses of $132,150 since inception. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3. EQUITY

In May of 2008, during the first quarter of fiscal 2009, the President and Chairman of Writers’ Group paid $3,000 for operating expenses. The amount is reflected as contributed capital.

In July and August of 2008, the President and Chairman of Writers’ Group paid $1,000 for operating expenses. The amount is reflected as contributed capital.

Beginning July 25, 2008 and ending August 15, 2008, Writers' Group conducted a private offering of its stock to residents of the state of California. Shares of Common Stock were offered at $0.01 per share. The offering raised $5,300 in cash and $220 worth of services, and through the offering the Company issued a total of 552,000 shares to 7 subscribers.

In July and August of 2008, the Company issued 10,000 shares  for services to one subscriber at $0.15 per share.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

We can continue to operate, albeit in a limited capacity, without additional equity financing. By "limited capacity" we mean that our administrative responsibilities can continue and our marketing efforts for our first short film can continue, using our cash, as well as management’s verbal unbinding pledge to loan us money for those purposes, through at least the end of our 2010 fiscal year, which closes on March 31, 2010. We believe that with a completed short film purchased, exhibited at a film festival and uploaded onto three different video sharing websites, our business plan and operations can continue and will not be placed in jeopardy if we are not able to raise additional equity financing in the upcoming fiscal year. Additionally, our plan calls for the use of third-party financiers as well as studios and larger production companies to finance our feature films, if we cannot do so ourselves. One financier, for example, verbally agreed to put $150,000 into an escrow account sometime during our fiscal year 2009, pursuant to our plans to use that escrowed money to attract a well-known actor, which we in turn expect to use to receive full financing from a studio or larger production company. This portion of our plan requires no funds from us and can therefore be pursued without additional investment in us.

The amount of cash we currently have on hand, as of September 30, 2008, is $0, and the amount of negative working capital we have is ($3,252). The amount of cash we will need to operate our business over the next 12 months is $19,200. The amount of cash we have on hand is insufficient to satisfy our cash requirements. We received a capital contribution from our President of $1,000 from July-August of 2008. Without an infusion of cash from the offering, management will likely have to continue to contribute money to pay our expenses.

We have never had any revenues and do not anticipate any in the next 12 months; we have subsisted so far by capital contirbutions from our management and by selling shares through our two private offerings and our public offering, which raised for us a total of $40,150 in cash and $84,748 worth of services, including initial website design and consulting services. In order to simply maintain our administrative responsibilities over the next 12 months, and also apply for a priced quotation on the OTC Bulletin Board in the coming year, without personal financial support from management, we need to raise at least $19,200 in equity or other financing in the next year.

In Fical Year 2010, which begins April 1, 2009,  we plan to produce a minimum of 3 super-short films, 1 significant short film,  1 feature film, and move 2 more feature films through pre-production. We also expect to continue marketing our first comedic short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?” and market our other products as we describe in the Description of Business section of our Annual Report on Form 10-K filed July 15, 2008.

The time it takes for each project to be completed varies widely depending upon the length of the entertainment product to be produced, the ease in getting investment or financing for it, and a myriad of other circumstantial factors. As we mention in the Description of Business section in our Annual Report, generally speaking a super-short film takes 2-5 months to produce including development time, a significant short film takes 5-9 months to produce including development time, and a typical indie feature film takes 2 ¾ years – 5 ¾ years including development time. We expect to take the normal, full time for our super-short and significant short films, but because our first feature film, Writers’ Assistants, would be nearly through the development stage were this stock offering to be successful, the time to distribution would be approximately 12 months rather than several years.

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

These steps have taken approximately one month to complete, taking place primarily in the month of June of 2007. The cost to us was $600 for travel expenses, borne initially by our President and then re-imbursed by the Company to him. Also, the additional copies of the film on DVD were given to us when we purchased the short film at inception. The specific steps we still must take to accomplish this milestone are:

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

These steps have taken approximately ten months, from July 2007 to August 2008, and cost approximately $11,000, which was paid for using proceeds from our private stock offering.

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

The timeframe for completing this milestone depends upon how quickly we can achieve financing; however, we anticipate starting this project in May 2009 and marketing the finished product by September 2009. We project a cost of $1,000,000 for this project, and anticipate paying for this project through a future offering, equity line of credit upon obtaining a priced quotation on a secondary stock quotation service, or through financing from studios or production companies.

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

We anticipate working on this project during the month of April, 2009, and spending approximately $2,000 to produce and market it.

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

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2008 (March 31, 2008) and quarterly period ended September 30, 2008, and have concluded that they are effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules under the Exchange Act. As our management is responsible for collecting and processing the raw data for our reports, communication of this data is not an issue.

Changes in Internal Controls over Financial Reporting
Based upon the most recent pronouncements of the Securities and Exchange Commission, our first annual report on internal control over financial reporting is due for inclusion in our annual report on Form 10-K for the twelve month period ending March 31, 2009.  We expect to begin the process during next fiscal year of identifying a framework to use to evaluate the effectiveness of our internal control over financial reporting as (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934).

There has been no change in our internal control over financial reporting during the second quarter of our current fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have issued 10,000 shares in our initial public offering, raising $1,500 worth of consulting services. Subsequent to the initial public offering, we issued an additional 22,000 shares for $220 worth of consulting services at $0.01 per share.

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

WRITERS’ GROUP FILM CORP.

November 13, 2008                                                      By:

Tal L. Kapelner, President

November 13, 2008                                                      By: /s/ Ariella Kapelner

Ariella Kapelner, Principal Financial Officer and Director