Form 10-Q
period 2008-12-31
Writers Group Film Corp
filed 2009-02-13
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☒  No

The number of shares outstanding of our Common Stock is 64,444,822 as of January 31, 2009. There are no other classes of stock.

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31, 2008	March 31, 2008

ASSETS

Current Assets
Cash	$10,891	$576
Receivables	-	424

Total Current Assets	10,891	1,000

Total Assets	$10,891	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$135	$-
Deferred Revenues	8,425	-

Total Liabilities	8,560	-

Stockholders' Equity

Common stock, $0.001 par, 175,000,000
shares authorized, 63,774,822 and 62,682,822 shares
issued and outstanding	63,775	62,683
Additional paid-in capital	74,723	55,195
Deficit accumulated during the development stage	(136,167)	(116,878)

Total Stockholders' Equity	2,331	1,000

Total Liabilities and Stockholders' Equity	$10,891	$1,000

See Notes to Unaudited Financial Statements.

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 9, 2007 (inception) through
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$1,000	$-	$1,000	$-	$1,000

General and administrative	4,593	2,572	20,289	49,039	$137,167

Net loss	$(3,593)	$(2,572)	$(19,289)	$(49,039)	$(136,167)

Basic and diluted
Net loss per share	$0.00	$0.00	$0.00	$0.00	n/a

Weighted average common
shares outstanding	63,314,712	62,378,832	63,014,895	60,521,141	n/a

See Notes to Unaudited Financial Statements.

WRITERS' GROUP FILM CORP.
[a development stage company]
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended	Nine Months Ended	March 9, 2007 (inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(19,289)	$(49,039)	$(136,167)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	2,020	25,028	85,048
Bad debt expense	424	-	-
Accounts Payable	135	-	135
Deferred revenue	8,425	-	8,425
NET CASH USED IN OPERATING ACTIVITIES	(8,285)	(24,011)	(42,559)

CASH FLOWS FROM FINANCING
ACTIVITIES
Other Capital Contributions	8,300	(164)	8,300
Proceeds from Subscription Receivable	-	-	13,500
Stock issued for cash	10,300	29,300	31,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,600	29,136	53,450

NET CHANGE IN CASH	10,315	5,125	10,891

Cash balance, beginning	576	2,977	-
Cash balance, ending	$10,891	$8,102	$10,891

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

See Notes to Unaudited Financial Statements.

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Writers’ Group will continue to realize its assets and discharge its liabilities in the normal course of business. Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2008, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

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

In July and August of 2008, the Company issued 10,000 shares  for services to one subscriber at $0.15 per share pursuant to its only public offering.

In the three months ended December 31, 2008, the President and Chariman of the Company contributed $4,300 for operating expenses.

In December, 2008, the Company sold 530,000 common shares for $5,300 at $0.01 per share. $5,000 was in cash and $300 was for consulting services rendered.

NOTE 4. DRAWDOWN EQUITY CREDIT FACILITY

On December 31, 2008, the Company signed a drawdown equity credit facility with Auctus Private Equity Fund, LLC. The facility allows the Company, once it obtains a priced quotation on a secondary stock quotation service, market or exchange, to sell shares to Auctus at 93% of the average closing bid price of the prior five trading days of the Company’s listed stock.

NOTE 5. SUBSEQUENT EVENTS

In January 2009 the Company sold 570,000 shares of common stock for $6,600 cash and issued 100,000 shares of common stock for services.

In January the Company amended its Certificate of Incorporation to increase its capital stock to 175,000,000 shares of Common Stock at $0.001 par value. This increase in capital stock was in connection with the Drawdown Equity Credit Facility signed with Auctus in December.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

In our most recent private stock offering, conducted from December, 2008 – January, 2009, we raised $11,600 in cash and $400 worth of consulting services, which will help us maintain operations for the next several months. We expect to use the drawdown equity facility after that. However, we can continue to operate, albeit in a limited capacity, without additional equity financing. By "limited capacity" we mean that our administrative responsibilities can continue and our marketing efforts for our first short film can continue, using our cash, as well as management’s verbal unbinding pledge to loan us money for those purposes, through at least the end of our 2010 fiscal year, which closes on March 31, 2010. We believe that with a completed short film purchased, exhibited at a film festival and uploaded onto three different video sharing websites, our business plan and operations can continue and will not be placed in jeopardy if we are not able to raise additional equity financing in the upcoming fiscal year. Additionally, our plan calls for the use of third-party financiers as well as studios and larger production companies to finance our feature films, if we cannot do so ourselves. This portion of our plan requires no funds from us and can therefore be pursued without additional investment in us.

The amount of cash we currently have on hand, as of December 31, 2008, is $10,891, and the amount of working capital we have is $2,331. The amount of cash we will need to operate our business over the next 12 months is $19,200. The amount of cash we have on hand is insufficient to satisfy our cash requirements. We have continued to sell stock through a third private offering, conducted from December, 2008 – January 2009, which raised $11,600 in cash and $400 in consulting services; however, management will still likely have to continue to contribute money to pay our expenses.

We also recently generated our first revenues. In November, 2008, we signed a services contract with Car Search Consulting, Inc. of Los Angeles, California, wherein we were contracted to produce a 35-second commercial advertisement as well as a 5-10 minute internal employee training video. We were paid $8,425 up front for those services, which we are in the process of currently providing.

Also in November of 2008, we optioned the screenplay for Forever Man to Cruck Productions, Inc. a Florida-based production company, for $1,000.

Despite these early revenues, we do not anticipate these or future revenues to produce a profit for the foreseeable future; we have subsisted so far by capital contirbutions from our management and by selling shares through our three private offerings and our public offering, which raised for us a total of $53,450 in cash and $85,048 worth of services, including initial website design and consulting services. In order to simply maintain our administrative responsibilities over the next 12 months, and also complete our application for a priced quotation on the OTC Bulletin Board in the coming year, without personal financial support from management, we need to raise at least $19,200 through the drawdown equity facility or other financing in the next year.

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

The timeframe for completing this milestone depends upon how quickly we can achieve financing; however, we anticipate starting this project in July 2009 and marketing the finished product by December 2009. We project a cost of $1,000,000 for this project, and anticipate paying for this project through our drawdown equity facility upon obtaining a priced quotation on a secondary stock quotation service, or through financing from studios or production companies.

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

We anticipate working on this project during the month of August, 2009, and spending approximately $2,000 to produce and market it.

The seventh milestone in our business plan is to complete our application for a priced quotation on the Over-The-Counter Bulletin Board stock quotation service. The specific steps we will need to take to complete this milestone are:

a)	Prepare updated due diligence paperwork to supplement our Form 211 filing;
b)	submit our updated due diligence materials to FINRA via our market maker, Westminster Securities;
c)	respond to any deficiencies in our application as pointed out by FINRA;
d)	upon approval for an unpriced quotation by FINRA, have market maker revise Form 211 to apply for a priced quotation on the Over-The-Counter Bulletin Board; and
e)	work with market maker on setting an opening price and discuss making market on the stock.

The timeframe for completing this milestone is expected to be February – March, 2009. There is no cost for applying for a priced quotation on the OTC Bulletin Board stock quotation service.

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

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2008 (March 31, 2008) and quarterly period ended December 31, 2008, and have concluded that they are effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules under the Exchange Act. As our management is responsible for collecting and processing the raw data for our reports, communication of this data is not an issue.

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

There has been no change in our internal control over financial reporting during the third quarter of our current fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The offering facilitated by the Form S-1 filing commenced on May 1, 2008 and closed in August of 2008. This was an offering of our Common Stock, par value $0.001.

Through the Form S-1 we registered 10,000,000 shares of our Common Stock, worth a total of $1,500,000 at $0.15 per share.

We issued 10,000 shares in our initial public offering, raising $1,500 worth of consulting services. We later de-registered the remaining 9,985,000 shares that were not sold in the offering.

We estimate that we have incurred no direct or indirect expenses related to this offering since the offering was given its Notice of Effectiveness on April 22.

Exhibits.

Financial statements are included in the body of this report.

Exhibit Index:

* Certificate of Incorporation	[incorporated by reference to Form 10-K filed on July 15, 2008]
* Certificate of Amendment of Certificate of Incorporation	[incorporated by reference to Form S-1 filed on January 21, 2009]
* By-laws	[incorporated by reference to Form 10-K filed on July 15, 2008]
* Instruments defining rights of security holders	[see By-laws]
* Rule 15d-14(a) Certifications	Exhibit (31)(i)
* Section 1350 Certification	Exhibit (32)

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tht undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.

February 14, 2009                                                      By:

Tal L. Kapelner, President

February 14, 2009                                                      By: /s/ Ariella Kapelner

Ariella Kapelner, Principal Financial Officer and Director