Form 10-Q/A
period 2008-12-31
Writers Group Film Corp
filed 2009-04-02
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission file number:333-147959
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell co allmpany (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The number of shares outstanding of our Common Stock is 64,444,822 as of January 31, 2009. There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Controls and Procedures	12

Legal Proceedings	12

Use of Proceeds	12

Exhibits	13

signature	13

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

WRITERS' GROUP FILM CORP
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

In the three months ended December 31, 2008, the President and Chairman of the Company contributed $4,300 for operating expenses.

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

Our fifth milestone is to produce our next entertainment product: a feature film entitled “Writers’ Assistants”. The specific steps we have taken so far in accomplishing this milestone were:

a)	Purchased the screenplay, synopsis, logline and preliminary budget for the film;
b)	prepared a list of well-known actors we think could play certain roles in the film and might agree to participate.

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

c)
Finance the film either through approaching well-known actors to see which one would be willing to play a role in the film, and meeting with studios and larger production companies to secure the full $1 million budget, or through sales of shares in this public offering;

d)	decide on a director and producers;
e)	develop a production schedule and finalize the budget;
f)	prepare paperwork for, and sign with, actors union;
g)	sign with payroll company and prepare employer tax and workers' compensation obligations;
h)	cast roles as needed;
i)	hire all needed crewmembers;
j)	purchase or otherwise secure props, wardrobe and filmmaking equipment;
k)	shoot the film as directed in the production schedule;
l)	complete final tax and union paperwork;
m)	hire editor to catalogue all of the footage shot;
n)
have director, producers and editor work together to cut the footage together into a final feature, adding any visual or sound effects, additional dialogue recording, narration, additional footage, etc.;

o)	submit the film to film festivals and markets;
p)	hire a producer’s representative on a contingency basis to represent the film at film festivals and markets, and to screen the film privately for executives in the entertainment industry; and
q)	meet with foreign and domestic sales agents in hopes of persuading them to purchase the film.

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

Exhibits.

Financial statements are included in the body of this report.

Exhibit Index:

*	Certificate of Incorporation	[incorporated by reference to Form 10-K filed on July 15, 2008]
*	Certificate of Amendment of Certificate of Incorporation	[incorporated by reference to Form S-1 filed on January 21, 2009]
*	By-laws	[incorporated by reference to Form 10-K filed on July 15, 2008]
*	Instruments defining rights of security holders	[see By-laws]
*	Rule 15d-14(a) Certifications	[incorporated by reference to Form 10-Q filed on Feb 13, 2009]
*	Section 1350 Certification	[incorporated by reference to Form 10-Q filed on Feb 13, 2009]

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tht undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.
Dated:March 30, 2009	By:
Tal L. Kapelner
President

Dated:March 30, 2009	By:	/s/ Ariella Kapelner
Ariella Kapelner
Principal Financial Officer and Director