Form 10-Q/A
period 2008-12-31
Writers Group Film Corp
filed 2009-04-29
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
Amendment No. 2

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

Commission file number: 333-147959
I.R.S. Employer I.D. #: 56-2646829

WRITERS’ GROUP FILM CORP.
a Delaware corporation

1752 East Avenue J  #266
Lancaster, CA  93535
213-694-1888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The number of shares outstanding of our Common Stock is 64,444,822 as of January 31, 2009. There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3
Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Controls and Procedures	13
Legal Proceedings	13
Use of Proceeds	13
Exhibits	14
Signatures	14

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

WRITERS’ GROUP FILM CORP.

April 21, 2009	By:
Tal L. Kapelner, President

April 21, 2009	By:	/s/ Ariella Kapelner
Ariella Kapelner, Principal Financial Officer and Director