Form 10-K
period 2009-03-31
Writers Group Film Corp
filed 2009-07-10
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission file number: 333-156832
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
☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒   Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No  [not required yet]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒  No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, one penny per share ($0.01), is $118,948. We have no non-voting common equity.

There are no non-voting shares.

The number of shares outstanding of our Common Stock is 64,519,822 as of June 25, 2009. There are no other classes of stock.

Table of Contents

Description of Business	3
Risk Factors	14
Description of Property	23
Legal Proceedings	24
Submission of Matters to a Vote of Security Holders	24
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Financial Statements	31
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Controls and Procedures	39
Directors, Executive Officers, Promoters and Control Persons	39
Executive Compensation	42
Security Ownership of Certain Beneficial Owners and Management	43
Certain Relationships and Related Transactions	45
Principal Accounting Fees and Services	45
Exhibits, Financial Statement Schedules	45
Signatures	46
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act	46

Description of Business.

Business Development

Writers’ Group Film Corp., a Delaware corporation, was incorporated on March 9, 2007.

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

During that time, Mr. Kapelner developed ideas regarding methods of financing the production of the Writers’ Assistants film, such as having a third-party financier put 10-15% of a film’s budget into an escrow account for use solely to attract a well-known actor or director to the project, the hope being that this would help induce subsequent full funding from a larger production company or film studio, despite the fact that under this plan, escrowed funds would under no circumstances be paid to the actor or director and the film would need to receive full funding in order for the actor or director to be paid at all. However, we had, and still have, no proven record of securing full funding from production companies or film studios by offering financial incentives to secure well-known actors or directors.

We then decided that we should start up a corporation as the vehicle by which to operate this venture, and have the corporation be a television and film production company.

We incorporated on March 9, 2007 in the state of Delaware, and on the first day of business purchased three screenplays and a short film. From Tal L. Kapelner we purchased the business plan we are currently using, as well as a screenplay entitled “Writers’ Assistants”. Please see Business of Issuer below for a complete description of this film project.

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

We also raised money through three private stock offerings and a public offering, which raised a total of $80,348 in cash and services. Details of these offerings can be found in our Selling Shareholders section, above.

In a separate matter, we decided to form two wholly-owned subsidiary corporations, as we believed it would be best legally and structurally to isolate each feature film project into its own corporate entity, based upon the fact that most feature films – even those produced by major production companies and studios – are placed in their own corporate vehicles, which are then made subsidiaries of the companies that produce them, in order to a) limit liability to the parent production companies, b) more clearly identify ownership and investment by various persons in each project, and c) isolate financial accounting for that production, thereby making audits easier and claims for such things as tax credits easier. We incorporated these two subsidiaries on May 30, 2007. Both corporations are incorporated in Delaware and their purpose is to produce one movie each. Writers’ Assistants Movie, Inc. is charged with producing the film Writers’ Assistants, and His Name Is Noah, Inc. is charged with producing the film His Name Is Noah. In exchange for 100% of the issued shares of each company, we gave each of our two subsidiaries the respective script for the movie they are to produce. The management team for each subsidiary is exactly the same as our own management team: Tal L. Kapelner as President, Secretary and Chairman of the Board of Directors, Ariella Kapelner as Vice-President, Treasurer and a Director, and Glenn M. Benest as a third Director. We decided not to form a subsidiary for the Forever Man film project yet, because its author Mr. Benest feels that the screenplay requires further re-writes, and as the third movie on our production slate, behind Writers’ Assistants and His Name Is Noah, it will likely not be produced, even if our business plan is successful, for at least 1-2 years.

In August of 2007, our President met with a financier to discuss the Writers’ Assistants film project. Mr. Kapelner presented a plan to the financier wherein the financier puts $150,000 into an escrow account. Once the money is in the escrow account, we would then approach well-known actors or directors, offering them $150,000, plus as much as 5-10% of the film’s profit, for their participation in the project for approximately 2-4 weeks, including rehearsal time and filming time. Once we got the commitment of one well-known actor or director, we would then approach major studios and larger production companies with the project in hopes of receiving the full $1 million budget. If we were successful in receiving the full budget, the financier would keep his escrowed money, plus receive a $50,000 producers’ fee. If we were not successful, the film does not get made, the actor or director does not get paid, and the financier can keep his escrowed money. The plan, therefore, was that under no circumstances would the escrow funds be paid to the actor or director and that the film would need to receive full funding in order for the actor or director to be paid at all. The financier agreed to this plan verbally but recently cancelled this agreement, citing recent economic factors. Please see Business of Issuer below for a more detailed description of this plan and how it fits into our overall business plan.

Business of Issuer

Principal products or services and their markets.We are a development-stage company in the business of producing entertainment products, principally short and feature length films and television programs. In addition, more as a marketing tool than as a product we expect to exchange for money, we also intend to regularly produce super-short video vignettes, skits and concepts for distribution through, among other methods, uploading onto free video-sharing websites.

Currently, our assets are:

•	The completed short film “The G! True Tinseltown Tale: Dude, Where’s My Car?”, a parody of the television show “The E! True Hollywood Story” and the film “Dude, Where’s My Car?”
•	The unproduced feature film screenplay “Writers’ Assistants”.
•	The unproduced feature film screenplay “His Name Is Noah”.
•	The unproduced feature film screenplay “Forever Man”.

Our short film, “G! Dude?”, is a send-up of both the television show “The E! True Hollywood Story”, which airs on the E! Entertainment television channel, as well as the film “Dude, Where’s My Car?” which was released by Twentieth Century Fox in 2000. Our short film parody is a faux behind-the-scenes look at the making of the film Dude, Where’s My Car? It has been exhibited at the Anthology Theatre in New York in June 2007 as part of the New Filmmakers New York Spring 2007 Film Festival. We have also put the film up on YouTube, Veoh and FunnyorDie video-sharing websites, where it has been viewed a combined total of approximately 52,000 times. It can be viewed on YouTube, for example, at http://www.youtube.com/watch?v=DdusokHElqc. This film has never garnered any revenues for us and is unlikely to in the future. We are using it primarily as a “calling card” to show members of the entertainment industry our abilities as a filmmaking company, with the hope that we will be asked to produce, for pay, an entertainment product.

Revenue-Generating Events

To date, we have had two revenue-producing transactions, both of which occurred in November of 2008. First, we signed a contract with Car Search, Inc., a used-car dealership in Los Angeles, to produce a 30-second commercial and a 5-10 minute in-house employee training video. The amount of revenue we received from this transaction was $8,425.

Second, we had our screenplay for “Forever Man” optioned by Florida-based production company Cruck Productions, Inc. The option agreement is filed as an exhibit to this prospectus, pursuant to the terms of which, Cruck now may “shop around” the screenplay to production companies, studios and other prespective financiers in an attempt to get the film produced. For this option, Cruck has paid us $1,000. If Cruck is unsuccessful is getting the film produced by September 15, 2009, Cruck may, at its option, pay us an additional $2,400 to extend the option agreement by an additional 20 months. If Cruck is still unsuccessful in getting Forever Man made into a movie after the additional 20 months, then the entire rights to the screenplay revert to us.

If Cruck Productions is successful in getting “Forever Man” made into a film, we would receive payment as the owner of the screenplay, but exactly how much payment we would receive is up to future negotiations and cannot reliably be estimated at this time.

Plan to Generate Future Revenues with our Products

Feature film “Writers’ Assistants”.The focus of our business plan now is to produce our feature film screenplay “Writers’ Assistants”, as we believe it is our best chance to generate revenues, either by being sold outright to a major studio, production company or distributor, or by generating distribution fees through one or more distribution agreements. Out of the three screenplays we own, Writers’ Assistants requires the smallest budget, making it a more manageable project to produce. And no other entertainment product we may produce – e.g. web-based programming, or short films – can be relied upon to generate significant revenues.

Both debt and equity financing shall be used as needed, and as available, whenever fundraising – i.e. grants and corporate gifts – is not a viable option. For “Writers’ Assistants”, we hope to raise enough money through future registered offerings or private placements to independently finance the entire budget ourselves.

However, if we cannot raise sufficient capital to independently finance the entirety of “Writers’ Assistants” $1 million budget, we believe there is another method to get it financed while only raising a fraction of the full budget, and we intend to pursue this method.

The method is to raise approximately 10-15% of a given film’s budget, about $100,000-$150,000 per $1 million of the budget. Once this seed money is raised, we approach a well-known actor or director, through his or her representation, and offer this money, along with up to 5-10% of the film’s profit, to the actor or director in exchange for that person’s commitment to participate in the film. If it is an actor, we let him or her know that the commitment will be for no longer than 2-4 weeks, including rehearsal time, depending upon how many scenes that actor’s character must appear in the film. If the actor or director agrees, and commits in writing to appear in the film, we then approach studios and larger production companies for the full financing. If the actor or director does not agree, then we approach our second-choice actor or director, and so on, until a well-known actor or director agrees. We will not offer a percentage of the budget or profits to more than one individual actor or director.

The reason we believe this method will be successful is because, based purely on our belief, studios and large production companies are much more willing to finance movies if there is a well-known actor or director attached to the project, particularly if the budget is relatively low. Our belief is that studios and large production companies think that a film will be easier to market, and they will make more money, if a well-known actor or director is involved. In addition, again according to our mere beliefs, studios and large production companies feel more comfortable with a project if they know that someone famous is already involved, and in that vein feel as if the film has already been vetted. Simply getting a studio or production company to consider a project is made easier, we believe, by having recognized talent attached.

Determining precisely which actors would prompt a studio or large production company to finance a given film has been made more scientific with reports such as The Hollywood Reporter’s Star Power and The Ulmer Scale, each of which lists over one thousand actors’ names along with a rating meant to give an idea of how “bankable” that particular actor is in terms of worldwide box office appeal. We shall use the Ulmer Scale in particular, and select actors with bankability ratings above 40 on its 100-point scale, which limits us to approximately 450 American actors and actresses. Such quantified scales and ratings for directors are incomplete and therefore less useful, making selecting a director which would command full financing more subjective.

And the reason we believe a well-known actor or director would agree to commit to one of our films is that, based purely on our beliefs, $150,000 per $1 million of budget, plus a 5-10% profit participation, is a sufficient salary for many, though certainly not all, of the hundreds of actors rated highly by the actor’s guides mentioned above, particularly if the actor’s time commitment was limited to 2-4 weeks. There are many examples of this, such as an extremely well-known actor’s recent participation in the upcoming independently-produced feature film “Firefiles in the Garden”, which has an $8 million budget, for a salary of $150,000. Also, in addition to salary, we may, depending upon the name recognition of the actor or director, offer 5-10% of any profit made by the film, which is also typical of these deals.

We have prepared a list of prospective actors who we believe would fulfill our requirements to make this portion of our plan work for “Writers’ Assistants”.

It should be noted, however, that not every actor or director we approach will agree to participate, and maybe not even a majority, because despite the salary, there are other factors involved in an actor’s, and especially a director’s, decision to participate in a given project, including quality of script, genre, and even scheduling. Please see Risk Factors section, above. To date, we have made initial contacts with two prospective actors, with one actor’s management team turning down our offer, and the other actor’s management representative being receptive to our offer, willing to set up a meeting between Writers’ Group and the actor to discuss the role, subject to our raising the $150,000 in order that it may be placed in an escrow account as described in our business plan, despite the fact that, under no circumstances would the escrow funds be paid to the actor and that the film would need to receive full funding in order for the actor to be paid at all.

It is in this way that we believe that were we to raise only 10-15% of a given film’s budget, we would still be able to produce the film, using the well-known actor/director method above.

But in addition to this, if we cannot finance the film ourselves or even raise sufficient capital to put up our own seed money for a well-known actor or director, we believe we have developed another, more novel approach to financing. First, we approach a third-party prospective financier. Our plan is to have the financier put 10-15% of a given film’s budget into an escrow account. Once the money is in the escrow account, we would then approach well-known actors, offering them that money for their participation in the project. Once we got the commitment of a well-known actor, we would then approach major studios and larger production companies with the project in hopes of receiving the full $1 million budget. If we were successful in receiving the full budget, the financier would keep his escrowed money, plus receive a $50,000 producers’ fee. If we were not successful, we may try other avenues, but if we are ultimately unsuccessful in getting the project made, then the actor is not paid and the financier can keep his escrowed money. Under no circumstances would the escrowed money be paid to the actor or director; the film would need to receive full funding in order for the actor or director to be paid at all. However, we believe this would still provide an incentive to the actor or director because it would demonstrate financial wherewithall – meaning the ability to raise financing – and commitment to the project.

If the financing is not successful, we must pursue other avenues by which to get Writers’ Assistants made. To this end, we will utilize traditional methods of getting our project recognized, including submission to screenplay contests; submission of the screenplay to literary agents; developing lines of communication to producers, actors and others in a position to help garner financing and key talent; and using a relatively new type of online writers’ help service, such as inktip.com, infolist.com or moviebytes.com, which allow writers to contact production companies directly, typically for a fee.

Once financing is successful, then the project can proceed.

Web-Based Programming. We are currently contemplating an initiative to produce web-based programming, which is content produced specifically for the web, typically shot with broadcast-quality high definition video cameras, wherein the producer attempts to generate revenues through sponsorships, product placement agreements, merchandise and other related potential revenue centers. Although the business model for successful web-based content is far from established, the advantage of such an endeavor is that the costs are less than that of a feature film. The categories of web-based programming we are contemplating are: a) webisodes – episodic fiction content, with each episode having a self-contained storyline; and b) web serials –  content based on a serialized fiction story, wherein each unit of content carries forward the central storyline(s).

Despite its lower cost relative to a feature-length film, financing for our web-based programming will still prove to be a challenge. Please see our Management’s Discussion and Analysis section, in particular our discussion and timetable under the “Web-Based Strategy” heading, for a more complete discussion of our strategies in this area.

Distribution and Marketing

Distribution and marketing – overall discussion. The market for our products varies depending upon the product and the mode of distribution. In general, because we are not an established production company, we cannot simply produce a large-budget project and immediately release it to the public in hopes of garnering immediate revenue. Rather, it must first be presented and screened to members of the entertainment community either through film festivals or private screenings for entertainment industry executives, who then would make the decision to distribute it to the public. By the same token, we cannot simply produce a super-short project and expect it to be immediately screened by members of the entertainment community; rather, we must attempt to build wide public recognition of the product first through the public at large before it has a chance of being noticed by executives in the entertainment industry, who might then be interested in commissioning us to produce a film or television program, or entertain a meeting with us where we would pitch a film or television program.

The immediate market for our super-shorts would be the broad public, in order to generate enough recognition of our work and talent that we can approach agents and executives in the entertainment industry with credibility. We elaborate upon this in our Distribution and marketing sub-section below.

We have no products currently which are expected to be distributed or marketed as part of a direct revenue-generating transaction.

Our marketing efforts currently revolve around spreading word of mouth about our “G! Dude?” short film. To date, we have screened the short film at a film festival and have posted it to video-sharing websites YouTube, Veoh and FunnyorDie. To date, these marketing efforts have failed to generate any revenues directly – such as through a sale of the film – or indirectly, such as inducing a paid production opportunity. Our distribution and marketing plan relies on film festivals, the internet and the interpersonal relationships of our directors.

Significant revenue-generating marketing and distribution efforts will not likely come until we have produced our first feature film, “Writers’ Assistants”. However, we are currently contemplating a shift in business strategy to producing web-based content, which we believe to be less expensive to produce, though more uncertain as to business model. This shift is pending the results of our research over the next several months into the costs and viability of such an initiative. We have not yet formulated a marketing and distribution plan for our web-based programming yet – this will be one facet of our research into the viability of this endeavor.

Distribution and marketing – discussion of “Writers’ Assistants”. Submitting Writers’ Assistants to a festival or film market is a key way to expose the film to both peers and executives in the entertainment industry. A film which plays well at a major festival or market, meaning that it is enjoyed by those that go to see it, and is well-attended, stands a good chance of being bought immediately or very shortly after the festival by a studio or production company. In buying the film, the studio, production company or distributor agrees to pay an up-front sum for the movie, as well as share a portion of the revenues and/or profits the film may receive. Below we list the revenue centers for most films.

With respect to this method of gaining distribution, the major issue confronting Writers’ Assistants is successfully submitting a film to a major festival. While there are hundreds of film festivals and markets held around the world every year, most are not major enough to lead to the scenario we describe above, where a film that does well at a festival gets bought immediately. There are, in fact, probably less than three dozen festivals and markets around the world each year that could be considered “major”, in the sense that they historically and regularly screen films that get bought by studios, distributors and other entities. Some of these major film festivals are Sundance Film Festival, held in Utah every January, Tribeca Film Festival in New York and Cannes Film Festival in France. Competition to have one’s film screened is one of the major festivals is incredibly intense and not likely by any means. See Risk Factors above.

Prior to submitting the film to a festival – or by-passing the festival circuit altogether – we may opt for another method of gaining distribution, that being direct screenings to foreign and domestic sales agents. Sales agents are much more concerned with the “elements” of a film – i.e. which well-known actor(s), if any, are involved, which director, which genre the movie falls under, etc. – rather than the subjective quality of the film as a whole. This is because sales agents re-sell the movie to companies who specialize in packaging and marketing films to their publics based upon genre, advertising prints, and well-known commodities, such as an actor or director’s name. Particularly for foreign markets, sales agents use a very objective calculus in determining how much they will pay for a film, all based purely on genre, names of participants and, oftentimes, the quality of the poster for the film. As with other methods of gaining distribution, Writers Assistants may be purchased for a lump sum, plus a share of future revenues or profits. No industry standard exists, to our knowledge, for the amount of such a lump sum or percentage of future revenues.

The third method of gaining distribution we shall likely utilize is the “producer’s representative”, a person or firm acting essentially as the agent for the film. A producer’s representative may be hired on a contingency basis to represent Writers’ Assistants at film festivals and markets and attempt to secure a buyer or exhibitor for the film, or may attempt to screen the movie privately for specific studio or other entertainment industry executives who may then in turn agree to purchase the film. Producer’s representatives may receive a percentage of the proceeds from a lump sum payment for the film, or a percentage of the future revenues of the film. We are not aware of an industry standard for the lump sum amount or percentage of future revenues paid to the producer’s representative, although members of our management have personally seen producer’s representatives take anywhere from 10-15% of the gross proceeds paid for their client’s film, regardless of whether the proceeds are received through a lump sum buy-out or a distribution deal. In rare circumstances, producer’s representatives will require an upfront fee before attempting to sell the film, but we do not contemplate entering into such an arrangement.

If we are successful in gaining distribution for Writers’ Assistants, the film then proceeds through the usual distribution schedule, which is typical for most films, even indie films. Revenue centers which we believe will be available to Writers’ Assistants are:

•	Domestic Theatrical Box Office
•	Ancillary (merchandise and other tie-ins, soundtrack, books of, or based on, the movie, etc.)
•	Foreign Theatrical Box Office
•	Worldwide DVD Sales (including sales to rental outlets)
•	Video on Demand/Pay TV sales
•	Premium TV
•	Basic Cable TV
•	Network Syndicated TV
•	Misc. exhibition: Airplanes, U.S. Armed Forces, foreign TV, etc.

We believe these revenue centers may be available for us to participate in, once Writers’ Assistants is produced, because these revenue centers constitute the standard business model for virtually all movie roll-outs, with the possible exceptions of domestic and/or foreign theatrical box office, as some movies slated for an initial theatrical release are distributed only by DVD, depending upon the results of potential audience tracking surveys. Writers’ Assistants may very well not be able to participate in domestic or foreign theatrical box office revenues due to poor tracking surveys.

In any case, it should be noted that these revenue centers will only be available to us if a) Writers’ Assistants is bought or distributed by a film buyer, whether that buyer is a distributor, studio, large production company or private investor; and b) we sign a contract that allows us participation in these revenue centers. It is possible that, even if we are bought or enter into a distribution agreement, we may not be allowed to participate in all revenue centers. We will press for the best contract for the company as possible, but if there is only one or two prospective buyers, our ability to press for better participation rights is hamstrung.

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

Our short film “G! Dude?” is registered with the United States Copyright Office pursuant to Form PA (Registration Number PAu003049533). Our screenplay “Writers’ Assistants” is also registered with the U.S. Copyright Office (Registration Number PAu003031933), as is “His Name Is Noah” (Registration Number PAu003342457). The screenplay for “Forever Man” has not been registered yet; however, it is our intenton to register the script prior to production of the film.

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

Existing or Probable Governmental Regulation.There are the usual governmental regulations on workplace environment and safety, as well as employee pay, benefits, taxes and relations that other businesses face, as well as intellectual property considerations, discussed above; however, we do not anticipate any other governmental regulations to substantially effect our business.

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

Reports to Security Holders

We will not voluntarily send an annual report to security holders; however, we do currently file reports with the Securities and Exchange Commission. We are subject to the requirement to prepare a 10-K (annual report) every year, and once each 10-K has been prepared and approved by our counsel for filing with the SEC, we will provide this report and any additional information to any security holder who requests it, and these reports will include audited financial statements.

We also are required to file quarterly reports on Form 10-Q after our first, second and third quarters of each fiscal year, as well as current reports on Form 8-K relating to any material information which is important for investors in our securities to know. We have a continuing reporting obligation under Section 15(d) of the Securities and Exchange Act of 1934.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Our Internet address is http://www.writersgroupfilmcorp.com.

Risk Factors.
You should carefully consider the following risk factors and all other information in this prospectus before investing in our common stock. Investing in our company involves a high degree of risk. Any of the following risks makes investment in our company speculative or risky, and could adversely affect our business, financial condition and results of our operations and could result in a complete loss of your investment.

Risk Factors Related Directly to Our Business Plan

The Short Film We Purchased May Not Succeed In Bringing The Amount Of Attention We Need To Properly Pursue Brand Awareness, Which Would Bring A Failure To This Portion Of Our Plan And Put More Pressure On The Other Three Parts Of Our Initial Business Plan To Succeed.The key part of our initial business plan – see Description of Business and MD&A sections, below – is to use the short film we already purchased, an irreverent comedic parody entitled “The G! True Tinseltown Tale: Dude, Where’s My Car?”, as a marketing tool to create brand awareness and overall attention from the public to our products and talents, in particular to entertainment industry executives who would be in a position to commission us to produce other entertainment products. And the first method to achieving success calls for the placement of this short movie on video sharing websites, such as YouTube and Google Video. However, this short film has already been placed on the YouTube, Veoh and FunnyorDie.com video sharing websites, and has so far not been viewed a sufficient number of times. After approximately two and a half years on YouTube, the short film has been viewed approximately 51,000 times. After approximately fourteen months on FunnyorDie.com, it has been viewed less than 600 times, and after approximately eighteen months on Veoh, it has been viewed approximately 1,000 times. By comparison, videos on YouTube which have accomplished what we would like to accomplish in our business plan – namely, broad public recognition of our work and talent – typically receive over 1 million views. It is unlikely that this short film alone will be able to accomplish that portion of our business plan dealing with wider recognition of our work alone, which means our future work will have to carry an extra burden of doing this. Additionally, our management must be more diligent in researching and executing the various techniques one uses to get one’s videos more widely viewed on these sites.

Our Marketing Plan Calls For Risky, Somewhat Novel Strategies Which Could Easily Fail, Forcing Us To Re-Think Our Entire Marketing Plan, Likely Leading To A Long Delay In Our Profitability.The second method to achieving success of our quest for brand awareness is to submit our short film unsolicited to those entities which typically air comedic parody short films and other similar products from less well-known suppliers. But we really have no idea whether any of these outlets - including HBO, Showtime, Cinemax, The Movie Channel, IFC and Sundance Channel - would at all be receptive to our unsolicited product. We don't know for sure if anyone at any of these outlets would even look at what we sent them, let alone air it.

Finally, our business plan directs us to submit the short film – which has already been submitted to various film festivals – to more film festivals. But many film festivals, which often include competitions of the films they exhibit, are typically overwhelmed with film submissions, and simply do not have enough slots for all the films which are submitted for consideration. Therefore, it is a competitive process just to get one's film accepted as an entrant in one of these film festivals, and there is no guarantee any film festival – whether it is a large and famous one like Sundance Film Festival in Park City, Utah or Toronto International Film Festival in Toronto, Ontario, or even a small and niche one like Giggleshorts Comedy Festival - will want to accept any of our filmed products for exhibition. And the one film festival to which our film was accepted so far – the NewFilmmakers NY film series – did not generate any wide recognition or acknowledgement of our work.

There Is No Guarantee Our Future Filmed Skits, Concepts and Short Films Will Fare Any Better Than Our First, And If This Portion Of Our Business Plan Should Fail, Our Initial Business Plan Would Be Crippled.Our initial business plan also includes the filming of additional pieces, mostly very short, funny, irreverent scenes, skits and concepts which we believe will appeal to the typical viewer of shared video sites such as YouTube. The intention in doing so is not to gain revenues, but to continue to create a brand for ourselves, as well as build wide public recognition of our work and talent in general. But there is no guarantee that this strategy will work. YouTube, for example, receives thousands of new videos every day and it is very difficult to get one’s video noticed above the constant flood of new material coming in from others. And if we should go unrecognized, then these efforts will have been wasted, and our success would rely almost entirely on the portion of our business plan dealing with the production of feature films. See Description of Business and MD&A sections below for more information on our initial business plan.

Third-Party Financiers And Our Own Future Public and Private Stock Offerings May Not Be Successful In Raising Sufficient Capital To Properly Entice Well-Known Actors Or Directors And Their Representation To Participate In Our Feature Film Projects, Which Would Cripple The Most Important Aspect Of Our Initial Business Plan, And Make Our Overall Success Unlikely. The cornerstone of our initial business plan is to produce feature-length films. Our first contemplated method of financing such a project is to approach third-party financiers, as well as utilize our own future public and private stock offerings to collect approximately 10-15% of each of our feature films’ respective budgets and offer that money, along with as much as 5-10% of the profits from the film, to well-known actors or directors – not more than one individual actor or director per project – in exchange for their participation as actors or directors in the respective films. Once we have the well-known actor’s or director’s commitment, we can then approach established film studios and production companies for the remainder of the budget. Under no circumstances would the actor or director be paid until the film achieved full funding. However, a verbal agreement with one third-party financier to commit $150,000 for such a purpose for our film “Writers’ Assistants” – see Description of Business and MD&A sections, below – was rescinded by the financier, citing the recent downturn in the financial markets. We are not in talks with any other third-party financier at this time.

Well-Known Actors And Directors Of Whose Services We Ask May Not Agree To Participate In Our Projects Even If Offered 10-15% Of The Film’s Budget, And If We Are Not Able To Secure The Services Of Any Well-Known Actors or Directors For Our Projects, Our Films Will Very Likely Not Get Made Despite Raising 10-15% Of The Budget.Assuming that, as part of our principal plan to produce feature films, we have successfully raised 10-15% of the film’s budget through future public or private stock offerings or through third-party financiers, we shall then approach well-known actors or directors to participate in one of our film projects, offering them the money that we raised, along with as much as 5-10% of the film’s profit, though we will not offer this to more than one actor or director per project. However, money is not the only factor which determines an actor’s or director’s participation. Other factors, such as quality of the script, competence of the filmmakers, genre in which the film deals, and simple matters such as scheduling, all play as much or more of a role in determining an actor or director’s next project. Also, under our plan, the actor or director would under no circumstances be paid until the film achieved full funding, which may be an unattractive term to some high-profile actors or directors and their representation. There is no guarantee that any given actor or director will participate. We will have more than one choice for actor or director, but it is possible that none of our choices will choose to participate, making the completion of the film highly unlikely at that point. Since inception, we have not established any professional relationships with any well-known actors or directors.

Film Studios And Production Companies May Not Finance Our Films, Even With The Participation Of A Well-Known Actor Or Director, Making Our Plans To Produce Films Virtually Impossible.Historically, the inclusion of a well-known actor or director in a film project makes it much more likely to be financed by entertainment industry executives responsible for financing films. However, there is no guarantee that we will be able to receive the full funding of our respective motion pictures’ budgets, even if we are successful in getting a commitment from a well-known actor or director to participate in each respective film. There are other myriad factors involved in the decision by a studio or large production company to finance a film, including overall budget, genre of the film, likelihood of success in foreign markets, and many others, making the film studios’ and production companies’ decision to finance the remaining portion of our respective films’ budgets by no means guaranteed. Also, we will not be offering the financial incentives we describe in this prospectus to more than one actor or director per project.

Submission Of Our Screenplays And Film Projects To Contests And Online Writers’ Services, As Well As To More Traditional Terminals Such As Directly To Literary Agents And Production Companies, Is Unlikely To Yield Positive Results Because Of The Sheer Volume Of Screenplays And Film Projects In Existence, Rendering Our Plan To Produce Movies Much More Difficult.The second method of achieving our third goal in our initial business plan of producing feature films is to utilize both new, online-based writers’ support services, such as websites devoted to showcasing certain writers and scripts and online contests, as well as more traditional methods of sending out our scripts to literary agents to see if they would be willing to represent the film, and production companies to see if they would produce our film. But the sheer number and volume of screenplays and film projects being submitted to all of these terminals far outpaces the demand for such material by the entertainment industry, thereby making our projects unlikely to be discovered or even read. And even if they are read, there is no guarantee that others will agree that our scripts are of high-enough quality that they are worthy of representation or production.

TV Show Pilots Produced Without The Backing Of A TV Channel Or A Major Studio Production Company Have Extremely Limited Distribution Opportunities, Making This Portion Of Our Business Plan Relatively Unfeasible In The Short Run.We also intend to produce TV show pilots “on spec”, meaning unsolicited, without the backing of a TV channel or network or major studio production company, and then show them to entertainment industry executives in the hopes that they will either purchase our show, if they are a television executive, or help us produce it and sell it to a television channel or network, if they are with a production company. But there is almost no distribution of a TV show outside of television, except for very limited experiments on certain websites such as MySpace and Apple iTunes. And getting meetings with television executives is very difficult. Finally, self-distributing our TV show pilots to non-paying channels in order to simply generate public recognition of our work is limited to a website called “Channel 101” plus the same video sharing websites we plan to use for our short films, such as YouTube and FunnyorDie.com, and historically are unlikely platforms from which proper television programs are purchased by television channels and networks or major studio production companies. This portion of our initial business plan will have to wait until our other strategies have had a chance to work.

Risk Factors Related to Our Early Phase of Business, Track Record, Experience and Position in Industry

We Are A Start Up Company, And As Such Face Difficulties Including Steep Development Costs, Low Name Recognition And No Goodwill, Which If Not Overcome Could Mean We Will Have To Shut Down Operations.  We expect to encounter risks and difficulties frequently faced by start up companies in new and rapidly changing markets. If you invest in our shares you must consider the risks and difficulties frequently encountered by new businesses, such as:

o	The need to establish our brand name awareness;
o	The need for sufficient funds;
o	The dependence on our website;
o	The need to manage changing and expanding operations;
o	The need to effectively compete in the entertainment industry;
o	The need to establish ourselves as an important contender in the evolving film industry.

We Have Little History of Operations, And Therefore May Not Have the Sufficient Track Record Needed by Investors to Determine If We Are A Sound Investment Or Not.Our operations have consisted mainly of purchasing one short film and three unproduced screenplays, creating our web site and developing our business model and otherwise organizing our operations. We just recently generated revenues through a single contract to render services and by optioning one of our screenplays. We incorporated in Delaware on March 9, 2007. We are a new business, and the failure rate for new businesses is high. This does not constitute a lengthy track record of accomplishments, and this fact may make it more difficult for investors to determine if we are a suitable investment. To be profitable we must develop, promote, and market our services, so they are accepted on a broad, commercial basis, and this will take years. As a result of our limited operating history, it may be difficult for investors to accurately forecast our operating expenses or potential revenue.

The Recent Market Downturn Has Negatively Affected Our Business Plan and May Further Affect it Negatively.The severe market downturn that began in September, 2008, has created a negative impact on our entire company by further impairing our already limited ability to raise capital. We have not been successful thus far in raising sufficient capital to fund any of our entertainment projects, and the market downturn has exacerbated this problem.

The downturn in the economy has already caused one significant disruption to our business plan: In November 2008 we were told by the California financier, who had earlier verbally committed to putting up $150,000 in order that we may entice a well-known actor to act in our first feature-film project “Writers’ Assistants”, that he would no longer be able to put up that money, thus forcing us to use other avenues to raise those funds, and in the meantime has shut down that aspect of our business plan.

We foresee additional setbacks to our business plan based on the recent downturn in the markets in that production companies and studios, who may have funded the entire budget of “Writers’ Assistants” based upon the participation of a well-known actor, now cannot be solidly relied upon to do so, as their own cash availability may not be sufficient to fund such a project.

Our plans to produce a short film, “Buckeye Marhaba”, are on hold because of our inability to attract financing, exacerbated by the recent market downturn. Similarly, our other web-based skits and other entertainment products have not been financed, and the recent market downturn has affected our ability to raise financing for either these projects, or the company as a whole, putting on hold our entire business plan.

We Have No Recent Profits From Operations, Are In A Poor Financial Condition And We Will Likely Not Be Profitable Soon, Which Means Investors' Investment May Not Even Result In Any Claims To Assets If We Are Forced To Liquidate.Although we have purchased our first short film, this film has not been sold, and will likely never be sold. In fact, we have only optioned one of our screenplays for $1,000, and been engaged in one contract to render services, for $8,425, and so have no profits, recent or otherwise, and will likely not have any profits for the next few years, and little revenues for the next 1-3 years, even with a large infusion of debt or equity funding, as we continue to produce entertainment products without likelihood that any will be sold. Since inception, we have accumulated a deficit of over $132,000 and we will incur significant losses in the future, as we devote time and money to development, promotions, marketing, and establishing our marketing staff.

We Do Not Have Sufficient Funds And This May Lead to More-Diluted Stock.We currently do not have sufficient funds for the next 12 months. In addition, future events, including the problems, delays, unexpected expenses and other difficulties frequently encountered by movie production companies may lead to cost increases that have made the net proceeds of previous offerings insufficient to fund our proposed operations. We will require additional financing. This may not be available on a timely basis, in sufficient amounts or on acceptable terms. This financing may also dilute existing shareholders' equity. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict our flexibility. If we need to obtain additional financing, there's no assurance that financing will be available.

Our Business, The Entertainment Industry, Typically Has Far More Supply Of Product Than Demand, Thereby Making Our Products Much More Likely To Not Be Seen, Greatly Affecting Our Marketing Plan.            Although now with the internet there are literally almost an infinite number of ways one may show one's entertainment products to the public, there are still, nevertheless, only a very few ways to show one's entertainment product to the public in exchange for money. There's broadcast network programming, which includes NBC, CBS, ABC, FOX, WB and UPN, and several basic cable "network" channels which have original entertainment programming, including USA Network, Comedy Central, Lifetime, E! Entertainment Television, the PAX network, ABC Family, and MTV Networks. There's also a limited amount of original programming funded by premium pay cable outlets, including HBO, Showtime, Cinemax and Encore! And most recently, there has been a precious few number of internet sites that have financed fictional entertainment products, such as MySpace. But there are not many other venues for exhibiting one's work for money, and this huge amount of supply, combined with relatively few outlets for the supply, creates a "bottleneck" effect for entertainment products, where there is a great deal of competition among suppliers of entertainment content, such as Writers’ Group, and outlets which air them, such as broadcast, basic cable and premium cable channels. This will make it more difficult for us to exhibit our work for money and thereby make any revenues.

We Have Not Done A Feasibility Study And Therefore Are More Likely To Make Errors in Our Marketing and Business Plans, And Hence More Likely To Achieve Bad Performance.Our business and marketing plans are only based on our own experience. We can't promise we have made a good judgment of the workability of this project. By investing in Writers’ Group, you are risking your investment on an experimental business and marketing plan which is more difficult to adjudge of its merits because of a lack of a feasibility study. The lack of a feasibility study could then result in errors in judgment and planning and cause the business to lose producing opportunities and force closure of Writers’ Group. Our marketing initiatives have an unproven record and we have not enjoyed success with these tactics in the past.

We Are Dependent On The Senior Management Team And If We Should Lose Any Of Them, We May Not Have The Ability To Carry On With Our Business Plan As Conceived, Lowering Our Chances of Ultimate Success.   Our management team is Tal L. Kapelner, President, Secretary and Chairman of the Board of Directors, Ariella Kapelner, Vice-President, Treasurer and a Director and Glenn M. Benest, Director. If we lost any of these key people it would hinder our progress a great deal, and it should be noted that we have no employment agreements with any of our officers or directors. Also, neither of our executive officers are currently receiving any compensation, and we do not have the funds necessary to offer them competitive salaries, nor do we have funds to hire additional management or employees. This means that potentially, any of our officers and directors may leave Writers’ Group without notice and possibly work for a competitor.

Because we operate in a competitive market, we are very dependent on being able to attract qualified people to work with us. So, we must restrict hiring to key executives and a small administrative staff and invest in marketing and other activities wisely. Additionally, there is intense competition for the kind of personnel we need. Our success depends on our ability to attract and hire such personnel. We can't assure you that we will be able to attract and retain the kind of staff and other personnel we need to be successful.

Our Management Has Limited Previous Experience in Managing a Public Company and in Evaluating Internal Controls.Although each member of our management has written a screenplay, and has some familiarity with the entertainment industry, our management team has virtually no experience managing a public entertainment company, and none has extensive experience in evaluating internal controls on the financial reporting, nor in identifying weaknesses in the internal controls. As Writers’ Group expands, we will need to allocate significant resources to meet applicable internal financial reporting standards, which include those controls and standards intended to keep our financial accounts and reporting accurate, thorough and free of fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which would have a material adverse effect on our business and stock.

We May Shift Our Short-Term Business Strategy to Web-Based Programming, Which Is An Unproven Initiative for Making Money, And For Which We Have No Experience.While we continue to view films and television programs as our goals, we may shift in the short-term to web-based programming as a means of raising brand awareness, and/or preparing a web-based serial which may be picked up by traditional media. However, this business plan, we were to engage in it, has many challenges, including:

a)	Web-based programming, while cheaper than films and traditional television shows, still requires seed capital that we do not have;

b)	Our management has no experience in either creating web-based programming or marketing it or creating a business model for it that would be profitable;

c)
While we would hope that any web serial that we created would be picked up by traditional media, this historically has only happened twice: on only two occasions – out of thousands of web serials created so far – has a themed series of webisodes been picked up by traditional media;

d)
While thousands of web-based series have been created, this format is still very new and novel and very few business models have been created which successfully created a profit for a web-based series, and therefore this venture is still considered entirely unproven;

e)	Diverting resources to web-based programming may delay our foray into creating our first feature length film.

Risk Factors Related to Our Stock

There Is No Market For Our Common Equity Securities, And We May Never Develop A Market, Which Would Render Investors' Investment Very Illiquid.Our common shares are not listed on any stock market or exchange, making the selling and trading of our shares exceedingly difficult. Without a secondary market, one is not easily able to sell or trade our shares after purchasing them, and therefore may be stuck with their shares, rendering them rather illiquid. We have applied for a priced quotation on the OTC Bulletin Board, but there is no guarantee that our application will be approved. And even if we are accepted, quotation on the OTC Bulletin Board doesn't assure that a meaningful market will be created and sustained. It is common, in fact, for OTC-listed companies to have a non-existent trading volume on any given day.

Most of Our Capital And Assets Have Been Provided by Management And Our Registered Offering Was Unsuccessful.Our initial capital and assets have been largely provided by our management pursuant to private placements of our common shares. The total number of shares purchased by our management in the private placements is 52,550,000, which represents 81.5% of the total outstanding shares of the company. We previously conducted a registered offering of our common shares in which only 10,000 shares were sold, to one investor.

We Have No Plans To Pay Dividends, Leaving Our Equity Investors With No Income From Writers’ Group For The Foreseeable Future.We do not expect to pay dividends now or in the foreseeable future. We intend to use any future earnings for upkeep of our website and more entertainment products, such as films. Should we decide to pay dividends at any time in the future, there is no guarantee that they will be paid on a timely basis. If in buying our stock you anticipate income from dividends, you should not buy our stock.

Any Market That Develops In Shares Of Our Common Stock Will Be Subject To The Penny Stock Regulations And Restrictions Which Will Create A Lack Of Liquidity And Make Trading Difficult Or Impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

§	the basis on which the broker or dealer made the suitability determination, and

§	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

We Are Contemplating Issuing Shares Under An Equity Line of Credit, Which, if We Did So, Would Threaten Shareholders With Dilution of Their Stock And A Decline In Our Stock Price.We are contemplating entering into an agreement with a financier to provide us with a drawdown equity line of credit facility, in which we would sell shares to the financier directly, and the financier would then sell those shares publicly on the open market. Such actions will lead to an increase in the number of shares issued, and therefore dilution of our current shareholders’ holdings. It will also threaten to decrease our stock price, as the financier will be selling shares on the open market with no guarantee of an equal amount of buying of our shares on the open market.

However, an equity line of credit agreement has not been, and may never be, finalized and executed and there is no assurance that we will enter into an equity line of credit agreement.

Also, such an equity line of credit agreement would be contingent on our obtaining a priced quotation for our stock on the Over the Counter Bulletin Board quotation service, which has not occurred yet, and although we have begun the application process to be listed on the Bulletin Board, there is no guarantee our application for listing will be accepted.

Risk Factors Related to Legal Issues

We May Face Liability As A Result of Our Productst, Which, If We Do, Will Mean We Will Be Spending A Great Deal Of Our Time And Money On Legal Expenses, Rather Than On Production, Particularly As We Carry No Liability Insurance.Our entertainment products may bring liability to Writers’ Group. We will post product information and other content on our web site, and otherwise create, produce and/or acquire other entertainment projects, and could possibly face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims based on the nature and content of the materials we post on our website, or else create, produce or otherwise acquire or disseminate through means outside of our website. Such claims have been brought and sometimes successfully pressed against Internet content distributors, as well as film and television producers. We could also be exposed to liability with respect to unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Although we may obtain general liability insurance, it may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed, and to date, we have not obtained any kind of liability insurance for the company or our management personnel. Therefore any imposition of liability could become very expensive for us and lower the worth of shares. We believe that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products, trademarks or other Company works or that such assertion may not require us to enter into royalty arrangements or engage in costly litigation.

Our Short Film – As Well As Other Works We May Produce in The Future – May Infringe Upon Others’ Intellectual Property Rights, Leading to Expensive Lawsuits And An Inability to Distribute Our Products.Our “G! Dude?” short film is a send-up of both the film “Dude, Where’s My Car?” as well as the television show “The E! True Hollywood Story”. We did not ask permission from the producers or rights-holders for either of these copyrighted works to spoof their properties, even though we used similar logos, music and styles as their properties in the process. We may therefore be subject to lawsuits from the rights-holders of these works, claiming intellectual property infringement. Such a suit would likely mean either spending an inordinate amount of time and capital fighting it, or capitulating to the demands of a cease and desist notice, thereby making the film undistributable. We may also be required to pay royalties or a percentage of our revenues to an infringed-upon intellectual property holder.

Such a scenario is possible for any of our future projects which seek to spoof other, existing intellectual properties. And we may be subject to intellectual property infringement lawsuits for our other projects where we do not intend to spoof any existing copyrighted work.

There Is Limited Protection Of Intellectual Property Rights, Meaning A Limited Ability For Us To Claim Damages If Our Intellectual Property Is Infringed, And Possibly Rendering Some Of Our Products Worthless If Others Market Our Ideas As Theirs Before We Can Market Them.We regard our entertainment products, as well as the scripts for all scripted entertainment products, as proprietary and rely primarily on a combination of copyright, trademark, trade secret and confidential information laws, and will rely on employee and third-party non-disclosure agreements and other methods, to protect our proprietary rights. But there can be no assurance that these protections will be adequate to protect our intellectual property rights or that our competitors will not independently develop entertainment products – intellectual properties designed as entertainment, including television programs, films, web-based short form films and serials - that are substantially equivalent or superior to our products.

We Have A Limitation Of Liability Against Our Directors, Where Permitted By Law, Possibly Limiting Certain Claims By Investors Should Our Business Fail.As permitted by Delaware law, there are limits of liability of our directors for monetary damages for breach of director's fiduciary duty except for liability in certain instances. As a result you as a stockholder will have limited rights to recover against directors for breach of fiduciary duty.

Forward Looking Statements Render Investment In Writers’ Group Uncertain.The information and discussion in this Prospectus contains both historical and forward-looking statements. The forward-looking statements regarding our financial condition, operating results, business prospects or any other aspect of our company, can be quite different from our actual financial condition, operating results and business performance in the end, once we have become operational.

We have tried to identify factors that would cause results to differ from our expectations. The factors we have isolated are:

o	bad economic conditions;
o	intense competition;
o	entry of new competitors with similar marketing plans;
o	increased and more stringent federal, state and local government regulation;
o	under-funding;
o	unexpected costs;
o	price increases for supplies;
o	inability to raise prices;
o	failure to get more people to view our site;
o	risk of litigation and administrative proceedings against our Company and our employees;
o	fluctuation of our operating results and financial condition;
o	bad publicity and news coverage;
o	unsuccessful marketing and sales plans;
o	loss of key executives;
o	inflation factors;
o	failure to win a slot in a film festival;
o	failure to get any of our work aired on a broadcast, satellite or cable outlet.

Description of Property.

We have our offices in the home of Tal L. Kapelner, and is provided to us for free as a work space. It contains sufficient space and materiel for us to do our administrative work for Writers’ Corp., and the space is covered by homeowner’s insurance.

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

Submission of Matters to a Vote of Security Holders.

Twice during the fourth quarter of our fiscal year did we ask our shareholders to vote on something.

First, during a special meeting held on January 14, 2009, we had a majority of our shares vote to approve a board resolution increasing the capital stock of our corporation through an amendment to our Certificate of Incorporation. The amendment increased the capital stock from 75 million shares of Common Stock to 175 million shares of Common Stock. 45,000,000 shares (69.83%) voted in favor of the action, while 0 shares voted against.

Second, during the annual meeting of our shareholders on March 7, 2009, all three of our current directors – Tal L. Kapelner, Ariella Kapelner and Glenn M. Benest – were re-elected for another year-long term as directors. No other persons stood for election. All three of our directors were elected by 52,550,000 shares (81.54%), with 0 votes against. There were no other matters voted upon during the annual meeting.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is not quoted on any secondary stock quotation service, market or exchange.

There are 43 holders of record for our Common Stock. We have no other classes of stock.

We have issued no dividends since our inception and do not intend to issue any dividends in the next 12 months.

There are no securities issued or intended to be issued in the foreseeable future, under any equity compensation plans.

On March 9, 2007, we sold 45,000,000 restricted shares of our Common Stock to Tal L. Kapelner, in exchange for a) the business plan for Writers’ Corp., b) his short film “The G! True Tinseltown Tale: Dude, Where’s My Car?”, and c) the screenplay he wrote, entitled “Writers’ Assistants”, together worth $45,000 - see Financial Statements - at a price of $0.001 per share. The section of the Securities Act under which we claim exemption from registration is Section 4(2). The facts we relied upon to make the exemption available include the fact that the shares were issued only to one person, who is a founder of Writers’ Corp., and not as part of any public offering, but instead simply as exchange for goods provided.

Also on March 9, 2007, we sold 6,750,000 restricted shares of our Common Stock to Ariella Kapelner, in exchange for the screenplay she wrote entitled “His Name Is Noah”, worth $6,750 - see Financial Statements - at a price of $0.001 per share. The section of the Securities Act under which we claim exemption from registration is Section 4(2). The facts we relied upon to make the exemption available include the fact that the shares were issued only to one person, who is a founder of Writers’ Corp., and not as part of any public offering, but instead simply as exchange for goods provided.

Also on March 9, 2007, we sold 800,000 restricted shares of our Common Stock to Glenn M. Benest, in exchange for the screenplay he wrote entitled “Forever Man”, worth $800 - see Financial Statements - at a price of $0.001 per share. The section of the Securities Act under which we claim exemption from registration is Section 4(2). The facts we relied upon to make the exemption available include the fact that the shares were issued only to one person, who is a founder of Writers’ Corp., and not as part of any public offering, but instead simply as exchange for goods provided.

Also on March 9, 2007, we sold 4,000,000 restricted shares of our Common Stock to FMCOCO, Inc., a Minnesota corporation, in exchange for $4,000 worth of business consulting services rendered, at a price of $0.001 per share. The business consulting services rendered included a review of our business plan, and advice on the entertainment industry and various fund-raising methods. The section of the Securities Act under which we claim exemption from registration is Section 4(2). The facts we relied upon to make the exemption available include the fact that the shares were issued to one entity and not as part of any public offering, but instead simply as exchange for business consulting services rendered. Also, the sole officer, director and shareholder of FMCOCO, Inc., Steven Medley, is a sophisticated investor with many years experience investing in both publicly-held and privately-held companies. FMCOCO, Inc. was not solicited through any general advertising, but rather, agreed to receive shares from us in exchange for services as we discussed our normal business relations. FMCOCO, Inc., an entity which was very knowledgeable about Writers’ Corp.'s business plan before receiving the shares, is aware of the restrictions on resale of these securities and has agreed to abide by them, including the safe harbor provisions of Rule 144.

From July-August 2008, we conducted a private placement stock offering pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. Shares of Common Stock were offered at $0.01 per share. The offering raised $5,300 in cash and $220 worth of services, and through the offering we issued a total of 552,000 shares to 6 investors.

From December, 2008-January, 2009, we conducted a private placement stock offering, pursuant to Rule 506. Shares of Common Stock were sold at $0.01 per share. $11,600 was in cash and $400 was for services rendered. Through the offering we sold 1,200,000 shares to 6 investors.

Now we are registering through a Form S-1 prospectus all 64,434,822 shares which we previously issued in the above-described private offerings.

In January 2009 we agreed to issue 75,000 shares for services rendered for $750 at $0.01 per share.

There were no repurchases of our stock by the company in our last fiscal year, or since.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview. The recent market downturn has negatively impacted the entertainment industry, and this company in particular. Right now, we are pinning our hopes for revenue on the production and success of “Writers’ Assistants”, but the third-party financier who verbally agreed to put up the $150,000 incentive money we needed to attract a well-known actor has pulled his commitment in the last few months, citing the poor economic climate, leaving us to raise that money through other third-party financiers – who have not materialized yet – and/or future private placements or registered offerings. Further, even if we raised $150,000 and attracted a star actor, film financing companies are tightening their belts and are financing fewer films, even those that may be quite viable with a well-known actor attached, leaving us few options in financing the film.

We are looking more seriously now into the possibilities provided by web-based entertainment as a source of future growth, perhaps even as a revenue source. Historically, we have not been of the opinion that web-based entertainment provides much opportunity for anything but use as a marketing vehicle for our talents as filmmakers and as a way to positively brand the company as a whole. However, two web-based serials – “Quarterlife” and, very recently,  “In the Motherhood” – have been picked up as programs for broadcast television, and several more – out of admittedly thousands – have managed to earn small profits, including “Paradise Cove”, “Easy to Assemble”, “Web Therapy” and “Tiki Bar”, mostly through sponsorships and merchandise sales. The benefits to producing a web-based serial is that it is significantly cheaper, requiring far less start-up capital, and would get the company at least in production on something, rather than just working on administration and raising capital.

The concept of a business model based at least in part on web-based programming presents many challenges for us, however. The first challenge would be raising money: web-based programming may be cheaper than producing feature films, but it still requires some capital – see the estimates under our “Web Strategy” subsection below – and so far, we have not been successful in raising sufficient capital for production of any kind. Another challenge would be securing sponsorships. Because of our relatively unknown status, it would take significant recognition by the public of any web-based program we produced first, before we could hope to successfully sign sponsorship deals with advertisers. Further, sponsors we approach may already be sponsoring a competing web content provider, or not approve of the content we produce. The inexperience of our management working with this medium is another factor in our consideration of this venture, particularly as it relates to strategies to generate web traffic to the content. Just posting such content on our website and a few video-sharing sites like YouTube is not likely to generate the millions of “views” we would likely need to have a successful business model. Therefore, more advanced strategies are necessary, including the use of more sophisticated web promotional tools such as Tube Mogul and Virtual Property – see our “Web Strategy” subsection below. Additional challenges, currently unknown to us, may also present themselves once we have conducted a more thorough study of web programming and its related business models over the next several months.

Financial Condition.In our most recent private stock offering, conducted from December, 2008 – January, 2009, we raised $11,600 in cash and $400 worth of consulting services.

The amount of cash we currently have on hand, as of March 31, 2009, is $1,136, and the amount of working capital we have as of March 31, 2009 is ($3,751). The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received contributed capital from our President Tal Kapelner, in the amount of $9,300 during the fiscal year ended March 31, 2009. Without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

We also generated our first revenues in fiscal year 2009. In November, 2008, we signed a services contract with Car Search Consulting, Inc. of Los Angeles, California, wherein we were contracted to produce a 35-second commercial advertisement as well as a 5-10 minute internal employee training video. We were paid $8,425 up front for those services, which we completed in January 2009.

Also in November of 2008, we optioned the screenplay for Forever Man to Cruck Productions, Inc. a Florida-based production company, for $1,000.

Despite these early revenues, we do not anticipate these or future revenues to produce a profit for the foreseeable future; we have subsisted so far by capital contributions from our management and by selling shares through our three private offerings and our public offering, which raised for us a total of $51,750 in cash and $28,598 worth of services, including initial website design and consulting services.

Changes in Financial Condition – Fiscal Years 2007 and 2008. For the short fiscal year beginning on March 9, 2007, our date of incorporation, to March 31, 2007, we accumulated a deficit of $60,737, owing primarily to the issuance of 56,550,000 shares of stock to our founders in exchange for the three screenplays and completed short film, plus consulting services rendered during the company’s founding – see Organization Within Last Five Years section above. For the full fiscal year ended March 31, 2008, we accumulated an additional $56,141 in expenses, which brought our total deficit to $116,878, because we had no revenues in our fiscal year ended March 31, 2008.

Specifically, during our short fiscal year ended March 31, 2007, we spent approximately $4,000 on development-phase costs related to setting up our offices and bank account, and had administrative expenses of $56,737, whereas during our full fiscal year ended March 31, 2008 we spent approximately $18,500 on development-phase costs including state franchise and incorporation fees, setting up our website, purchasing office supplies, equipment and software, purchasing entertainment industry research material including the materials used to determine actors’ and directors’ bankability, travel expenses related to our short film premier in New York, and expenses related to our private stock offering conducted through the first two quarters of our first full fiscal year. In our first full fiscal year, we also spent $700 on attorney fees, $7,600 on audit expenses, $963 in administrative expenses and $1,900 on filing expenses related to the filing of our initial registration statement on Form SB-2 from December of 2007 to the end of the 2008 fiscal year. An additional $26,478 was spent – in shares rather than cash – in exchange for consulting and marketing services rendered – see Organization Within Last Five Years section above.

Changes in Financial Condition – Fiscal Year 2009. Generally-speaking, our financial condition has deteriorated in certain respects from our prior fiscal year ended March 31, 2008 to our most recent fiscal year ended March 31, 2009. While it is true that our net loss for the year ended March 31, 2009 is less than that for the prior year, our cumulative loss continues to grow, standing now at $149,299. And our cash position has not significantly improved. We believe this deterioration is due to the simple fact that we have not made any significant revenues, while we still continue to pay for the preparation and audit of financial statements, among other administrative functions.

Specifically, our major expenses for the year ended March 31, 2008 were development-phase costs of approximately $18,000, spent on setting up offices, paying for certain marketing expenses including the travel to New York to attend the film festival where our short film was premiering and conducting our first private stock offering. We also spent $7,600 on audit expenses, approximately $26,000 on administrative expenses and approximately $1,900 on filing expenses related to the filing of our initial registration statement on Form SB-2 in December of 2007.

For our most recent completed fiscal year, which ended March 31, 2009, we spent less than $1,600 on maintaining our offices and we spent no money on marketing. Most of our expenses were related to filing our quarterly and annual reports on Forms 10-Q and 10-K, respectively, and having our local accountants and our audit firm prepare our unadited quarterly  and audited annual financial statements. Approximately $5,400 was spent on our filing expenses and $13,600 on accounting and audit fees related to our financial statements in the year ended 2009. We also spent approximately $600 on transfer agent expenses in fiscal year 2009, whereas no money was spent in this category in the year ended 2008. And $1750 was spent on attorney fees during fiscal year 2009, while $700 was spent on attorney fees during fiscal year 2008.

Liquidity and Capital Resources.We have plans to issue shares under an equity line of credit in the next 12 months. However, no equity line agreement has been, nor may ever be, finalized and executed. Furthermore, any agreement with a financier to provide us with an equity line of credit may require that our shares be listed on the Over the Counter Bulletin Board stock quotation service, which our shares currently are not.

Plan for the next 12 months. In Fiscal Year 2010, which began April 1, 2009,  we plan to produce our film “Writers’ Assistants” and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

Writers’ Assistants

The major challenge in producing Writers’ Assistants is the financing, as our “Plan to Generate Future Revenues” subsection, located in our “Description of Business” section above, discusses.

Our timetable, then, in producing Writers’ Assistants is:

•	May – September, 2009: Raise $150,000 through private and public stock offerings.
•	September – December, 2009: Identify, approach, negotiate and sign an agreement with a well-known actor to have him or her appear in the film.
•
December, 2009 – March, 2010: Identify studios, distributors, large production companies and other financiers who may finance the remainder of the film’s budget, submit applications and secure financing.

•	March – April, 2010: Complete development and pre-production on the film.

Web Strategy

Our web strategy will focus on answering the following questions: Is it possible to make a profit from content produced specifically for, and distributed on, the web? If so, how significant a profit is possible, or has been historically achieved? Besides sponsorships from advertisers and merchandise sales, what are the other keys to profiting from web-based content? What type and genre of programming has had the most success, and how has the content been organized and distributed?

We hope to answer those questions through a) our own market research consisting of attendance at seminars and related symposia on the topic, study of web news journals such as “TubeFilter”, study of revenue-sharing and licensing deals currently being made, and interviews with consultants who have an expertise in web-based programming; as well as b) market research data we compile provided by web programming monetization sites such as TubeMogul, Visible Measures and Brightcove. “Rich analytics”, which refers to the breakdown and analysis of any given website’s popularity, is provided by these web programming monetization sites for no fee or a small fee.

Once we have answered those questions, we will develop a comprehensive web strategy that, depending on the answers we get from our questions, will either focus on developing the type of content that will seek to make a profit, but is generally more expensive and time-consuming to produce and distribute, or the type of content that is geared only towards our marketing and branding efforts, which would likely be cheaper and easier to produce and simpler to distribute.

In other words, if our web strategy calls for us to produce content for profit on the web, the type of content will necessarily be of a higher quality, both in terms of appeal and in the quality of the various production elements, such as camera, lighting, etc.

For example, we have already identified two possible candidates for development into webisodic programming. The first is to re-work our first short film, “Buckeye Marhaba” – a drama about an Arab couple living in the U.S. who attempt to balance assimilation with retention of their cultural identity through the following of the Ohio State Buckeye football team – which was slated for production but is now languishing with no immediate prospect for production, into a web-based serial of perhaps 10 “webisode” installments of approximately 3 minutes each.

The second is a new comedy concept we developed, entitled “Flagged”, about a group of assistants to professional athletes who form a flag football team. This could be organized as close to a television sitcom as possible, with each “webisode” made up of three “acts” of 7 minutes each, much the same way a typical television sitcom is broken up. We could produce a “season” of 8-13 webisodes, mirroring the number of episodes typically ordered per season for a basic cable television program.

While we have done no market research yet, anecdotally we understand that professionally-produced webisodes can cost about $1,000 per minute, which would make Buckeye Marhaba a $30,000 project and Flagged a $56,000 - $91,000 project. This cost estimate was provided verbally by a consensus of web programming producers at a Screen Actors Guild symposium on producing content for the web held in Los Angeles in February of 2009. This is significantly cheaper than financing a feature film, but would still present challenges in financing. Distribution would be through more complex and professional sites that are geared towards monetization of web content, such as TubeMogul, Virtual Property and Dogma Studios.

On the other hand, if our web-based strategy calls for us to produce simple video vignettes and sketches, solely for marketing and branding purposes and without attention on profiting from the content itself, we would look to produce those products more cheaply and distribute them more simply, such as through our own website, and video-sharing websites such as YouTube, Veoh and FunnyorDie.com.

Two examples of these sketches are “A&F”, in which an overweight man takes off his shirt and pretends to be one of the live male models at an Abercrombie and Fitch store, and “Stalk Another Day”, about a lazy celebrity stalker.

Our timetable for our web strategy is:

•	April – September, 2009: Conduct market research on cost, and on answering the questions identified above. Develop comprehensive web strategy.

•	September – October, 2009: Develop ideas and scripts for either a) for-profit web content; or b) sketches and vignettes for marketing purposes only.

•
October – December, 2009: Raise financing through registered offerings or private placements. If we are financing for-profit web content, financing needs may be anywhere from $30,000 to almost $100,000, as noted above. Since inception, we have not successfully raised $100,000 in cash, and at this time have no special ideas to raise the necessary funds, other than approaching venture capitalists and other private equity firms who invest in entertainment projects. While subject to the results of our web strategies research, we do not intend at this time to offer any profit participation or other significant financial incentives to entice well-known actors or directors to participate in these productions, although we may nevertheless approach well-known actors, directors, or in the case of our proposed “Flagged” production, professional sports figures, to participate in our web-based projects without significant financial incentives.

•	December, 2009 – March, 2010: Produce either for-profit web content or the video sketches and vignettes for marketing purposes only.

•	March – April, 2010: Distribute the material that we produced.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Our auditors are Malone & Bailey, PC, located in Texas and licensed in Texas and California.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Writers' Group Film Corp.
(A Development Stage Company)
Glendale, California

We have audited the accompanying balance sheets of Writers' Group Film Corp. (the “Company”) as of March 31, 2009 and 2008 and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years then ended and for the  period from March 9, 2007 (inception) through March 31, 2009. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Writers’ Group Film Corp. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from March 9, 2007 (inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no significant revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
July 7, 2009

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008

ASSETS

Current Assets
Cash	$1,136	$576
Receivables	-	424

Total Current Assets	1,136	1,000

Total Assets	$1,136	$1,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$4,887	$-

Total Liabilities	4,887	-

Stockholders' Equity (Deficit)

Common stock, $0.001 par, 175,000,000 and 75,000 respectively shares authorized, 64,519,822 and 62,682,822 respectively
issued and outstanding	64,520	62,683
Additional paid-in capital	81,028	55,195
Deficit accumulated during the development stage	(149,299)	(116,878)

Total Stockholders' Equity (Deficit)	(3,751)	1,000

Total Liabilities and Stockholders' Equity (Deficit)	$1,136	$1,000

See Summary of Significant Accounting and Notes to Financial Statements.

WRITERS’ GROUP FILM CORP.
[A Development Stage Company]

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended	Year Ended	March 9, 2007 (inception) through
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$9,425	$-	$9,425

General and administrative	41,846	56,081	158,664
Interest Expense	-	60	60

Net loss	$(32,421)	$(56,141)	$(149,299)

Basic and diluted
Net loss per share	$0.00	$0.00

Weighted average common	63,349,260	61,610,206
shares outstanding

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
[a development stage company]

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	March 9, 2007 (inception) through
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(32,421)	$(56,141)	$(149,299)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	1,470	26,478	84,498
Changes in:
Accounts receivable	424	(424)	-
Accounts payable	4,887	-	4,887
NET CASH USED IN OPERATING ACTIVITIES	(25,640)	(30,087)	(59,914)

CASH FLOWS FROM FINANCING
ACTIVITIES
Payments on notes payable
to shareholders	-	(164)	-
Proceeds from subscriptions receivable	-	13,500	13,500
Contribution of capital	9,300	-	9,300
Stock issued for cash	16,900	14,350	38,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,200	27,686	61,050

NET CHANGE IN CASH	560	(2,401)	1,136

Cash balance, beginning	576	2,977	-
Cash balance, ending	$1,136	$576	$1,136

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From March 9, 2007 (Inception)
through March 31, 2009

	Common Stock
	par value $.001
	Shares	Amount	Paid in Capital	Deficit	Total

Common Shares issued for
services at $.001	56,550,000	$56,550			$56,550

Shares issued for cash in March 2007
at $0.01	2,050,000	2,050	$18,450		20,500

Net Loss				$(60,737)	(60,737)

Balance, March 31, 2007	58,600,000	58,600	18,450	(60,737)	16,313

Shares issued for cash at $0.01	1,435,000	1,435	12,915		14,350

Shares issued for services at $0.01	2,647,822	2,648	23,830		26,478

Net loss				(56,141)	(56,141)

Balance, March 31, 2008	62,682,822	62,683	55,195	(116,878)	1,000

Shares issued for cash in FY 2009 at $.01	1,690,000	1,690	15,210	-	16,900

Shares issued for services in FY 2009 at $.01	147,000	147	1,323		1,470

Contributed capital			9,300		9,300

Net loss	-	-	-	(32,421)	(32,421)

Balance, March 31, 2009	64,519,822	$64,520	$81,028	$(149,299)	$(3,751)

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

Recently-Issued Accounting Pronouncements.

Writers’ Group does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Revenue Recognition

Writers’ Group recognizes revenue in accordance with Statement of Accounting Position 00-2 “Accounting by Producers or Distributors of Films”.  Revenue is recognized from a sale or licensing arrangement of a film when persuasive evidence of a sale or licensing arrangement with a customer exists; the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery; the license period of the arrangement has begun and the customer begins its exploitation, exhibition or sale; the arrangement fee is fixed or determinable; and collection of the arrangement fee is reasonably assured.

Principles of consolidation

The consolidated financial statements include the financial information of Writers’ Group and its wholly owned subsidiaries, Writers’ Assistants Movie, Inc., His Name Is Noah Movie, Inc. and Forever Man Movie, Inc. All signigicant inter-company accounts and transactions have been eliminated.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis.  Writers’ Group has not generated few revenues since inception and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. The continuation of Writers’ Group as a going concern is dependent upon the ability to obtain necessary equity financing and the attainment of profitable operations.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

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

For the year ended March 31, 2009 the President and Chairman of Writers’ Group paid $9,300 for operating expenses. The amount is reflected as contributed capital.

Beginning July 25, 2008 and ending August 15, 2008, Writers' Group conducted a private offering of its stock. Shares of Common Stock were offered at $0.01 per share. The offering raised $5,300 in cash and $220 worth of services, and through the offering the Company issued a total of 552,000 shares to 6 subscribers.

In July  of 2008, the Company conducted a public offering, issuing 10,000 shares  for services to one subscriber at $0.01 per share.

From December 2008 to January 2009, the Company conducted a third private offering, issuing 1,200,000 common shares for $12,000 at $0.01 per share. $11,600 was in cash and $400 was for consulting services rendered.

In January 2009 Writer’s Group pledged, but did not issue, 75,000 shares for services rendered for $750 at $.01 per share.

On January 14, 2009 the Company amended its Certificate of Incorporation to increase its capital stock to 175,000,000 shares of Common Stock at $0.001 par value.

NOTE 4 - COMMITMENTS

Writers’ Group’s principal office is in the home of Writers’ Group’s president pursuant to an oral agreement on a rent-free month-to-month basis.

NOTE 5 – ACQUISITION OF SUBSIDIARY

On August 21, 2008, Writers’ Group incorporated a Delaware corporation, named Forever Man Movie, Inc. This corporation became a wholly-owned subsidiary of Writers’ Group when it issued to Writers’ Group shares of stock in exchange for the script to the film “Forever Man”.

NOTE 6 – INCOME TAXES

Writers’ Group uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2009, Writers’ Group incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The effective tax rate for fiscal 2009 is 0%.  The cumulative net operating loss carry-forward is approximately $150,699 at March 31, 2009, and will expire in the years 2026 - 2028.

Deferred tax assets
Net operating losses	$22,605
Less: valuation allowance	(22,605)
Net deferred tax asset	$0

NOTE 7. MAJOR CUSTOMERS

For the fiscal year ending March 31,2009, the Company had two major customers that accounted for 100% of total revenues.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in, nor disagreements with, our accountants.

The only accounting firm we have ever retained has been Malone & Bailey, PC. There have been no disagreements with Malone & Bailey, and we anticipate no change in accounting firms.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2009 (March 31, 2009), and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of March 31, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the fourth quarter of our most recently ended fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers, Promoters and Control Persons.

The following are the names and ages of all directors and executive officers, their positions and offices, and brief descriptions of their business experience during the past five years:
                                                                         .
Name	Age	Position(s) Held With the Company	Business Experience During Past Five Years

Tal L. Kapelner	34	From April 2000-present, Mr President, Secretary and Chairman of the Board of Directors	Kapelner has been the sole officer and director of a California subchapter S corporation named Tally-Ho Ventures, Inc., which has been engaged in various services, such as providing paralegal services to attorneys, writing business plans for companies in various fields, as well as artistic services such as acting and writing.

From November, 2002 to May, 2005, Mr. Kapelner was also the President and Chairman of a Delaware subchapter C corporation also named “Tally-Ho Ventures, Inc.” (now called “Premier Wealth Management, Inc.”) which, at the time Mr. Kapelner was involved, was an entertainment production company. Mr. Kapelner’s duties included administrative functions as well as helping to create and expand the entertaining material on the website.

Ariella Kapelner	62	Vice-President, Treasurer and a Director
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

Glenn M. Benest	59	Director
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

The following are all the directors of Writers’ Corp., their terms of office and periods in which they served, and identification of any other directorships held in reporting companies, with names of those companies, as of June 25, 2009:

Director's Name	Term of Office as Director and Period During Which Served	Other Directorships Held in Reporting Companies

Tal L. Kapelner	2 years, 3 months Served March 9, 2007 – present
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

Ariella Kapelner	2 years, 3 months Served March 9, 2007 - present	None

Glenn M. Benest	2 years, 3 months Served March 9, 2007 - present	None

The respective terms of all three directors ends on March 9, 2010, at which time they may be re-elected by a majority vote of the shareholders at the annual meeting of shareholders on March 9, 2010.

Ariella Kapelner, Vice-President, Treasurer and a Director, is the mother of President, Secretary and Chairman of the Board, Tal L. Kapelner.

Our Code of Ethics is available on our website at: http://www.writersgroupfilmcorp.com/ethics.html

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors since our inception.

We do not have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Executive Compensation.

No compensation was awarded to, earned by or paid to any officer or director of Writers’ Corp. We have no plans to pay executive compensation in the foreseeable future. The issue of executive compensation shall be revisited by our Board on the first annual meeting of Board of Directors following our first realized annual EBITDA over $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tal L. Kapelner President	FY2009 FY2008	- -	- -	- -	- -	- -	- -	- -	- -
Ariella Kapelner Vice-President	FY2009 FY2008	- -	- -	- -	- -	- -	- -	- -	- -

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tal L. Kapelner	-	-	-	-	-	-	-
Ariella Kapelner	-	-	-	-	-	-	-
Glenn M. Benest	-	-	-	-	-	-	-

Security Ownership of Certain Beneficial Owners and Management.

We have 64,519,822 shares of common stock outstanding at $0.001 par value. 175,000,000 shares of common stock are authorized.

The following information is for any person, including any group of two or more persons acting as a partnership, syndicate or other similar group, who is known to us to be the beneficial owner of more than five percent of any class of our voting securities, as of June 1, 2009:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Tal L. Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	45,000,000 shares(1) President, Secretary and Chairman of the Board of Directors	69.8

Common Stock	Ariella Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	6,750,000 shares(2) Vice-President, Treasurer and a Director	10.5

Common Stock	FMCOCO, Inc. 5689 Country Road 33 S.E. Buffalo, MN 55313	4,000,000 shares(3)	6.2

(1)           Tal L. Kapelner owns 45,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(2)           Ariella Kapelner owns 6,750,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. She has the sole voting and investment power and dispositive control over these shares.

(3)           FMCOCO, Inc. owns 4,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and it has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. Steven Medley, President of FMCOCO, has the sole voting and investment power and dispositive control over these shares.

We only have one class of equity securities, and that is our Common Stock, and we have no parents. We have three wholly-owned subsidiaries, named “Writers’ Assistants Movie, Inc.”, “His Name Is Noah Movie, Inc.” and “Forever Man Movie, Inc.”. All three of our subsidiaries are Delaware corporations, with Forever Man Movie being incorporated in August of 2008 and our other two subsidiaries incorporated by us in May, 2007. For our Common Stock, we present the following information regarding the security ownership of our management, as of June 1, 2009:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Tal L. Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	45,000,000 shares(1) President, Secretary and Chairman of the Board of Directors	69.8

Common Stock	Ariella Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	6,750,000 shares(2) Vice-President, Treasurer and a Director	10.5

Common Stock	Glenn M. Benest c/o Writers’ Group Film Corp. 1752 East Avenue J #266 Lancaster, CA 93535	800,000 shares(3) Director	1.2

Common Stock	All Directors and Executive Officers as a Group c/o Writers’ Group Film Corp. 1752 East Avenue J #266 Lancaster, CA 93535	52,550,000 shares(4)	81.5

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

(3)           Glenn M. Benest owns 800,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(4)           All Directors and Executive Officers as a group own 52,550,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and they have no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

Certain Relationships and Related Transactions.

From inception to our quarter ended March 31, 2009, we have participated in 3 transactions in which a related person had a direct or indirect material interest and where the amount involved exceeded one percent of our total assets as of our Fiscal Year ended March 31, 2009.

On March 9, 2007, we purchased the “Writers’ Assistants” unproduced feature film screenplay, the short film “The G! True Tinseltown Tale: Dude, Where’s My Car?” and the business plan for Writers’ Corp. from our President and Chairman Tal L. Kapelner for a total of $45,000 worth of our Common Stock, at a price of $0.001 per share, for a total Common Stock share issuance of 45,000,000, which, as of March 31, 2009, represents 69.8% of all issued and outstanding shares of our stock. Mr. Kapelner paid virtually no money for the goods sold to us in this transaction; his interest was principally in terms of his time.

On March 9, 2007, we purchased the “His Name Is Noah” unproduced feature film screenplay from our Vice-President, Treasurer and Director Ariella Kapelner in exchange for $6,750 worth of our Common Stock, at a price of $0.001 per share, equal to 6,750,000 shares of our Common Stock, representing 10.5% of all issued and outstanding shares of our stock as of March 31, 2009. Ms. Kapelner paid virtually no money for the good sold to us in this transaction; her interest was principally in terms of her time.

On March 9, 2007, we purchased the “Forever Man” unproduced feature film screenplay from our third Director Glenn M. Benest in exchange for $800 worth of our Common Stock, at a price of $0.001 per share, equal to 800,000 shares of our Common Stock. Mr. Benest paid virtually no money for the good sold to us in this transaction; his interest was principally in terms of his time.

We do not have any parents. We have three wholly-owned subsidiaries, named “Forever Man Movie, Inc.”, “Writers’ Assistants Movie, Inc.” and “His Name Is Noah Movie, Inc.”. All three of our subsidiaries are Delaware corporations, with Forever Man Movie incorporated by us in August of 2008 and the other two incorporated by us on May 30, 2007.

The names of our three promoters are Tal L. Kapelner, Ariella Kapelner and Glenn M. Benest, who are the three founders of our company.

Our Board of Directors is composed of three members, Chairman of the Board Tal L. Kapelner, Ariella Kapelner and Glenn M. Benest. All three directors have held their positions since inception on March 9, 2007, and there have been no other directors of our company. Using the guidelines provided by the American Stock Exchange Company Guide, none of our Board members could be defined as independent. Our Board does not have separately designated audit, nominating or compensation committees.

 Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2008: $5,500
2009: $20,750

Audit-Related Fees

Aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review our financial statements and are not reported under Audit Fees.

2008: $0
2009: $0

Tax Fees

Aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008: $0
2009: $0

All Other Fees

Aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

2008: $0
2009: $0

Audit Committee Issues

We have no audit committee, nor any full time employees.

Exhibits, Financial Statement Schedules.

Included in this report are the balance sheet; statement of income; statement of cash flows; statement of changes in stockholders’ equity; and Notes for FY2009 and comparitive period FY2008. We have no other financial statement schedules.

Exhibit Index:

* Articles	Exhibit (3)(i)
* By-laws	Exhibit (3)(ii)
* Instruments defining rights of security holders	[see By-laws]
* Code of Ethics	Exhibit (14)
* Subsidiaries	[incorporated by reference to Form S-1/A filed on March 4, 2009]
* Rule 15d-14(a) Certifications	Exhibit (31)(i)
* Section 1350 Certification	Exhibit (32)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.

/s/ Tal L. Kapelner
__________________________________
By: Tal L. Kapelner, President, Chief Executive Officer, Chief Accounting Officer

July 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tal L. Kapelner
__________________________________
By: Tal L. Kapelner, President, Chairman of the Board of Directors

July 10, 2009

/s/ Ariella Kapelner
__________________________________
By: Ariella Kapelner, Vice-President, Treasurer, Principal Financial Officer, a Director

July 10, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report to security holders covering our last fiscal year, nor any proxy statements, forms of proxy or other proxy soliciting material sent to more than ten of our security holders with respect to any annual or other meeting of security holders has been furnished.