Form 10-Q
period 2009-06-30
Writers Group Film Corp
filed 2009-08-18
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

a Delaware corporation

1752 East Avenue J  #266
Lancaster, CA  93535
213-694-1888

Commission file number: 333-156832
I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes  ☐ No

We are not required to submit electronically nor post on our website any Interactive Date Files pursuant to Rule 405 of Regulation S-T.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒  No

The number of shares outstanding of our Common Stock is 64,519,822 as of August 18, 2009. There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3
Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Controls and Procedures	10
Legal Proceedings	11
Exhibits	11
Signatures	11

Unaudited Financial Statements.

WRITERS' GROUP FILM CORP
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS

Current Assets
Cash	$4,334	$1,136

Total Current Assets	4,334	1,136

Total Assets	$4,334	$1,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$5,257	$4,887

Total Liabilities	5,257	4,887

Stockholders' Deficit

Common stock, $0.001 par, 175,000,000
shares authorized, 64,519,822 shares
issued and outstanding, respectively	64,520	64,520
Additional paid-in capital	92,928	81,028
Deficit accumulated during the development stage	(158,371)	(149,299)

Total Stockholders' Deficit	(923)	(3,751)

Total Liabilities and Stockholders' Deficit	$4,334	$1,136

See Notes to unaudited financial statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended		March 9, 2007 (inception) through
	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$-	$-	$9,425

General and administrative	9,072	7,255	167,736
Interest expense		0	60

Net loss	$(9,072)	$(7,255)	$(158,371)

Basic and diluted
Net loss per share	$-	$-	n/a

Weighted average common
shares outstanding	64,519,822	62,682,822	n/a

See Notes to unaudited financial statements

WRITERS' GROUP FILM CORP.
[a development stage company]
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		March 9, 2007 (inception) through
	2009	2008	June 30, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(9,072)	$(7,255)	$(158,371)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	-	-	84,498
Bad debt expense			-
Changes in: Accounts receivable		424
Accounts payable	370	3,720	5,257
NET CASH USED IN OPERATING ACTIVITIES	(8,702)	(3,111)	(68,616)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from subscriptions receivable	-	-	13,500
Capital contributions	11,900	3,000	21,200
Stock issued for cash	-	-	38,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,900	3,000	72,950

NET CHANGE IN CASH	3,198	(111)	4,334

Cash balance, beginning	1,136	576	-
Cash balance, ending	$4,334	$465	$4,334

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

WRITERS’ GROUP FILM CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Writers’ Group Film Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Writers’ Group's annual report filed with the SEC on Form 10-K on July 10, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

Recent Accounting Pronouncement

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 18, 2009, the date the Company issued these financial statements.  During this period, the Company had a subsequent event that is disclosed in Note 4.

NOTE 2. GOING CONCERN
Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2009, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3. EQUITY

During the three months ended June 30, 2009, the President and Chairman of Writers’ Group gave the company $11,900.  These funds were used for operating expenses. The amount is reflected as contributed capital.

NOTE 4. SUBSEQUENT EVENT

On August 3, 2009, the company borrowed $10,000 in the form of a convertible note with our President, Tal L. Kapelner. The value of the note is $10,000, with an annual interest rate of 8%, and a maturity date of August 3, 2010. The note is convertible into 10,000,000 shares of common stock.

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

Financial Condition. In our most recent private stock offering, conducted from December, 2008 – January, 2009, pursuant to Rule 506. Shares of Common Stock were sold at $0.01 per share. $11,600 was in cash and $400 was for services rendered. Through the offering we sold 1,200,000 shares to 6 investors.

The amount of cash we currently have on hand, as of June 30, 2009, is $4,334, and the amount of working capital we have as of March 31 is ($923). The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements.

We received contributed capital from our President Tal Kapelner, in the amount of $9,300 during the fiscal year ended March 31, 2009 and an additional $11,900 during the three months ended June 30, 2009. Without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

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

Liquidity and Capital Resources. We have plans to issue shares under an equity line of credit in the next 12 months. However, no equity line agreement has been, nor may ever be, finalized and executed. Furthermore, any agreement with a financier to provide us with an equity line of credit may require that our shares be listed on the Over the Counter Bulletin Board stock quotation service, which our shares currently are not.

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

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter (June 30, 2009) for fiscal year 2010, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of June 30, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the first quarter of our current fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Exhibits.

Financial statements are included in the body of this report.

Exhibit Index:

* Certificate of Incorporation	[incorporated by reference to Form 10-K filed on July 10, 2009]
* Certificate of Amendment of Certificate of Incorporation	[incorporated by reference to Form S-1 filed on January 21, 2009]
* By-laws	[incorporated by reference to Form 10-K filed on July 10, 2009]
* Instruments defining rights of security holders	[see By-laws]
* Rule 15d-14(a) Certifications	Exhibit (31)(i)
* Section 1350 Certification	Exhibit (32)

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by tht undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.

Company Name

August 19, 2009	By:	/s/
Tal L. Kapelner, President and Chairman

August 19, 2009	By:	/s/ Ariella Kapelner
Ariella Kapelner, Principal Financial Officer and Director