Form 10-Q
period 2009-09-30
Writers Group Film Corp
filed 2009-11-10
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

a Delaware corporation

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒ No

The number of shares outstanding of our Common Stock is 84,519,822 as of November 10, 2009. There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Controls and Procedures	14

Legal Proceedings	15

Exhibits	15

Signatures	16

Unaudited Financial Statements.

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current Assets
Cash	$10,117	$1,136

Total Assets	$10,117	$1,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$4,030	$4,887

Convertible notes payable (net of unamortized discount of $22,000 and $0, respectively)	-	-

Covertible notes payable - related party (net of unamortized discount of $10,000 and $0, respectively)	-	-

Derivative liability for convertible note	96,080	-

Total Liabilities	100,110	4,887

Stockholders' Deficit

Common stock, $0.001 par, 175,000,000 shares authorized, 84,519,822 and 64,519,822 respectively issued and outstanding	84,520	64,520
Additional paid-in capital	295,928	81,028
Deficit accumulated during the development stage	(470,441)	(149,299)

Total Stockholders' Deficit	(89,993)	(3,751)

Total Liabilities and Stockholders' Deficit	$10,117	$1,136

See Notes to Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	March 9, 2007 (inception) through
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Revenues	$-	$-	$-	$-	$9,425

General and administrative	225,990	8,017	235,062	14,848	393,262
		-		-
Interest and amortization of discount on debt	86,080	-	86,080	-	86,120
Bad debt expense	-	-	-	424	424

Net loss	$(312,070)	$(8,017)	$(321,142)	$(15,272)	$(470,381)

Basic and diluted Net Loss per Share	$0.00	$0.00	$0.00	$0.00

Weighted average common	65,501,876	63,048,273	68,629,112	62,864,549
shares outstanding

See Notes to Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[a development stage company]
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended	March 9, 2007 (inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(321,142)	$(15,272)	$(470,381)
Adjustments to reconcile net loss to cash used in operating activities:

Stock issued for services	210,000	1,720	294,498
Change in fair value of derivative liabilities	86,080	-	86,080

Changes in:

Accounts payable	(857)	3,252	4,030
Accounts receivable	-	424	-

NET CASH USED IN OPERATING ACTIVITIES	(25,919)	(9,876)	(85,773)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions	12,900	4,000	22,200
Subscription receivables	-	9,300	13,500
Proceeds from notes	22,000	-	22,000
Stock issued for cash	-	5,300	38,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,900	18,600	95,950

NET CHANGE IN CASH	8,981	8,724	10,177

Cash balance, beginning	1,136	1,136	-
Cash balance, ending	$10,117	$9,860	$10,177

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

Noncash investing and financing activities Discount on convertible notes payable	$12,000	$-	$12,000

Discount on convertible note payable - related party	$10,000	$-	$10,000

See Notes to Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[a development stage company]
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	par value $.001
	Shares	Amount	Paid in Capital	Deficit	Total

Common shares issued for services	56,550,000	$56,550			$56,550

Shares issued for cash	2,050,000	2,050	$18,450		20,500

Net loss				(60,737)	(60,737)

Balance, March 31, 2007	58,600,000	58,600	18,450	(60,737)	16,313

Common shares issued for services	2,647,822	$2,648	23,830		$26,478

Shares issued for cash	1,435,000	1,435	12,915		14,350

Net loss				(56,141)	(56,141)

Balance, March 31, 2008	62,682,822	62,683	55,195	(116,878)	1,000

Common shares issued for services	147,000	$147	1,323		$1,470

Shares issued for cash	1,690,000	1,690	15,210		16,900

Contributed capital			9,300		9,300

Net loss				(32,421)	(32,421)

Balance, March 31, 2009	64,519,822	64,520	81,028	(149,299)	(3,751)

Contributed capital			12,900		12,900

Issuance of stock	20,000,000	20,000	180,000	-	200,000

Discount on Convertible notes			22,000		22,000

Net income for the period	-	-	-	(321,142)	(321,142)

Balance, September 30, 2009	84,519,822	$84,520	295,928	$(470,441)	$(89,993)

See Summary Notes to Consolidated Financial Statements

WRITERS’ GROUP FILM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Policies

Convertible Debt

Writers Group Film Corp  has issued convertible instruments, which contained embedded conversion features. The Company has evaluated the application of ASC 815-15, “Accounting for Derivative Instruments and Hedging Activities,” and ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its embedded conversion feature within its convertible debt instruments. Writers Group has determined that, for some of the instruments, the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. However, for other convertible instruments, it was determined that the conversion feature did, in fact, meet the definition of a liability and therefore the conversion feature was bifurcated and accounted for as a separate derivative liability as discussed more below.

The Company evaluated the conversion feature under ASC 815-40 for a beneficial conversion feature at inception. The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of Writers Group Film Corp’s stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

Derivative instruments

We account for obligations and instruments potentially to be settled in the Company s stock in accordance with ASC 815-40, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock” .. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the income statement.

Writers Group utilizes the Black-Scholes option-pricing model to determine the fair value of its derivative instruments. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life.  The assumptions used in this model require significant management judgment and estimates of future fluctuation in stock price as well as changes in future interest rates. The reader should reference Note 5 for further details in regards to our derivative liabilities.

Fair Value Measurements

ASC 820-35 establishes a framework for measuring fair value in GAAP and clarifies the definition of fair value within that framework. ASC 820-35 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, ASC 820-35 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820-35 also establishes a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3—unobservable inputs.

The adoption of ASC 820-35 did not have an effect on the Company’s financial condition or results of operations, but ASC 820-35 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs.

As required by ASC 820-35, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. Following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Fair Value Measurements at September 30, 2009 Using
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative liabilities	$-	$(96,080)	$-	$(96,080)

Recent Accounting Pronouncement

In 2009, the FASB issued the following guidance.

FASB ASC 825-10-65-1:”Interim Disclosures about Fair Value of Financial Instruments”. See the accounting policy above.

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855 , Subsequent Events . This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 10, 2009, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

NOTE 2. GOING CONCERN

Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2009, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3. EQUITY

During the six months ended September 30, 2009, the President and Chairman of Writers’ Group Tal L. Kapelner gave the company $12, 900. These funds were used for operating expenses. The amount is reflected as contributed capital.

On September 11, 2009, 12,000,000 shares were issued to our President and Chairman, Tal L. Kapelner, in exchange for $120,000 worth of management services rendered. In addition, 8,000,000 shares, valued at $80,000, were issued to Artfield Investments RD, Inc. in partial satisfaction for consulting services.

NOTE 4. CONVERTIBLE DEBT

Notes payable at September 30, 2009 are comprised of the following:

Notes I	Convertible notes payable, interest rate at 8%, due on August, 2010, convertible at $.001 into an aggregate of 12,000,000 common shares	12,000

Notes II	Convertible note payable, interest rate at 8%, due September, 2010, convertible at $.001 per share or ½ the average closing bid price for the last five trading days prior to conversion	10,000

Notes III	Convertible notes payable to related party, interest rate at 8%, due August, 2010, convertible at $.001 into 10,000,000 common shares	10,000
		32,000

	Less: unamortized debt discount	(32,000)
		-

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for Notes I and Notes III listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and  ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be $22,000 and recorded a discount on the notes in this amount. The discount will be amortized over the life of the loans using the effective interest rate method.

See Note 5 for further information regarding the evaluation of Notes II listed above.

Notes II was issued for services, not cash.

NOTE 5 - DERIVATIVE LIABILITIES

Writers Group Notes II listed above pursuant to ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” This analysis resulted in a bifurcation of the conversion feature from the debt and requires accounting for the conversion feature as a derivative contract liability with changes in fair value recorded in the Statements of Operations.

Pursuant to ASC 815-15, “Accounting for Derivative Instruments and Hedging Activities,” ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” ASC 470-30 & ASC 470-05 “Application of ASC 470-30 & ASC 470-05 to Certain Convertible Instruments,” ASC 470-30 & ASC 470-05 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the original fair value of the embedded conversion feature in the Notes II of $96,080 was recorded as a derivative liability. The fair value of the embedded derivative at issuance exceeded the notional amount of the loan. $10,000 of the fair value was recorded as a discount on the loan and the additional $86,080 was expensed on the issuance date.

The fair value of the derivative liability was determined using the Black-Scholes option pricing model. The inputs for the valuation analysis of the convertible note include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the note payable and the risk free interest rate. The key inputs for the valuation analysis were a volatility of 281%, common stock value of $0.01 and a risk free interest rate of 5.4%.   The liability was marked to market as of September 30, 2009 using the following key inputs volatility of 281%, common stock value of $0.01 and a risk free interest rate of .41%: These current inputs resulted in no change to the value of the derivative.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

The recent market downturn has negatively impacted the entertainment industry and this company in particular. Right now, we are pinning our hopes for revenue on the production and success of “Writers’ Assistants”, but the third-party financier who verbally agreed to put up the $150,000 incentive money we needed to attract a well-known actor has pulled his commitment in the last few months, citing the poor economic climate, leaving us to raise that money through other third-party financiers – who have not materialized yet – and/or future private placements or registered offerings. Further, even if we raised $150,000 and attracted a star actor, film financing companies are tightening their belts and are financing fewer films, even those that may be quite viable with a well-known actor attached, leaving us few options in financing the film.

We are looking more seriously now into the possibilities provided by web-based entertainment as a source of future growth, perhaps even as a revenue source. Historically, we have not been of the opinion that web-based entertainment provides much opportunity for anything but use as a marketing vehicle for our talents as filmmakers and as a way to positively brand the company as a whole. However, two web-based serials – “Quarter life” and, very recently,  “In the Motherhood” – have been picked up as programs for broadcast television, and several more – out of admittedly thousands – have managed to earn small profits, including “Paradise Cove”, “Easy to Assemble”, “Web Therapy” and “Tiki Bar”, mostly through sponsorships and merchandise sales. The benefits to producing a web-based serial is that it is significantly cheaper, requiring far less start-up capital, and would get the company at least in production on something, rather than just working on administration and raising capital.

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

Financial Condition.

The amount of cash we currently have on hand, as of September 30, 2009, is $10,117, and the amount of working capital deficit we have as of September 30, 2009 is $89,993. The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received contributed capital from our President Tal Kapelner, in the amount of

$9,300 during the fiscal year ended March 31, 2009 and an additional $12,900 during the six months ended September 30, 2009. In addition, we borrowed $10,000 in cash from Mr. Kapelner and $12,000 in cash from five other individuals, all of whom received convertible notes, as we describe in the Notes to our financial statements. Without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

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

Despite these early revenues, we do not anticipate these or future revenues to produce a profit for the foreseeable future; we have subsisted so far by capital contributions from our management and by selling shares through our three private offerings and our public offering, which raised for us a total of $51,750 in cash and $284,498 worth of services, including initial website design and consulting services.

Liquidity and Capital Resources.

We have plans to issue shares under an equity line of credit in the next 12 months. However, no equity line agreement has been registered with the U.S. Securities and Exchange Commission yet.

Plan for the next 12 months.

In Fiscal Year 2010, which began April 1, 2009, we plan to produce our film “Writers’ Assistants” and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

Writers’ Assistants

The major challenge in producing Writers’ Assistants is the financing. Our timetable, then, in producing Writers’ Assistants is:

•	September - December, 2009: Raise $150,000 through private and public stock offerings.
•	January - March, 2010: Identify, approach, negotiate and sign an agreement with a well-known actor to have him or her appear in the film.
•	March – June, 2010: Identify studios, distributors, large production companies and other financiers who may finance the remainder of the film’s budget, submit applications and secure financing.
•	June - September, 2010: Complete development and pre-production on the film.

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

The second is a new comedy concept we developed, entitled “Flagged”, about the people who work at a fledgling crisis management agency for professional athletes. This could be organized as close to a television sitcom as possible, with each “webisode” made up of three “acts” of 7 minutes each, much the same way a typical television sitcom is broken up. We could produce a “season” of 8-13 webisodes, mirroring the number of episodes typically ordered per season for a basic cable television program. We may even market a pilot script for television.

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

Our timetable for our web strategy is:

•	September - December, 2009: Conduct market research on cost and on answering the questions identified above. Develop comprehensive web strategy.
•	January - February, 2010: Develop ideas and scripts for either a) for-profit web content; or b) sketches and vignettes for marketing purposes only.
•
February – April, 2010: Raise financing through registered offerings or private placements. If we are financing for-profit web content, financing needs may be anywhere from $30,000 to almost $100,000, as noted above. Since inception, we have not successfully raised $100,000 in cash, and at this time have no special ideas to raise the necessary funds, other than approaching venture capitalists and other private equity firms who invest in entertainment projects. While subject to the results of our web strategies research, we do not intend at this time to offer any profit participation or other significant financial incentives to entice well-known actors or directors to participate in these productions, although we may nevertheless approach well-known actors, directors, or in the case of our proposed “Flagged” production, professional sports figures, to participate in our web-based projects without significant financial incentives.

•	April - June, 2010: Produce either for-profit web content or the video sketches and vignettes for marketing purposes only.
•	June - August, 2010: Distribute the material that we produced.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our second quarter (September 30, 2009) for fiscal year 2010, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of September 30, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

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

WRITERS’ GROUP FILM CORP.

By:
November 10, 2009		Tal L. Kapelner, President and Chairman

	By:	/s/ Ariella Kapelner
November 10, 2009		Ariella Kapelner, Principal Financial Officer and Director