Form 10-Q
period 2009-12-31
Writers Group Film Corp
filed 2010-02-16
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

a Delaware corporation

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The number of shares outstanding of our Common Stock is 84,519,822 as of February 10, 2010. There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Controls and Procedures	13
Legal Proceedings	13
Exhibits	14
Signatures	15

Unaudited Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS

Current Assets
Cash	$3,304	$1,136

Total Current Assets	3,304	1,136

Total Assets	$3,304	$1,136

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$5,800	$4,887
Convertible notes payable to investors (net of unamortized discount of $12,000 and $0, respectively)	-	-
Convertible notes payable for services rendered (net of unamortized discount of $10,000 and $0, respectively)	-	-
Convertible notes payable to related party (net of unamortized discount of $10,000 and $0, respectively)	-	-

Total Liabilities	$5,800	$4,887

Stockholders' Deficit

Common stock, $0.001 par, 175,000,000
shares authorized, 84,519,822 and 64,519,822 shares
respectively, issued and outstanding	$84,520	$64,520
Additional paid-in capital	305,928	81,028
Deficit accumulated during the development stage	(392,944)	(149,299)

Total Stockholders' Deficit	(2,496)	(3,751)

Total Liabilities and Stockholders' Deficit	$3,304	$1,136

See Notes to Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 9, 2007 (inception) through
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009

Revenues	$-	$1,000	$-	$1,000	$9,425

General and administrative	$8,583	$4,593	$243,645	$20,289	$402,309
Interest Expense		-	-	-	60
Amortization of Discount on Debt	$(86,080)
Bad Debt Expense	-	-	-	-	424

Net loss	$(77,497)	$(3,593)	$(243,645)	$(19,289)	$(393,368)

Basic and diluted Net Loss per Share	$0.00	$0.00	$0.00	$0.00

Weighted average common
shares outstanding	84,519,822	63,314,712	84,519,822	63,014,895

See Notes to Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
[A Development Stage Company]
Unaudited

	Nine Months Ended	Nine Months Ended	March 9, 2007 (inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	(243,645)	(19,289)	(392,944)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	210,000	-	294,498
Bad debt expense		-	-
Changes in:
Accounts Payable	913	135	5,800
Other Liabilities	-	8,425	-
Accounts Receivable	-	424	-
NET CASH USED IN OPERATING ACTIVITIES	(32,732)	(10,305)	(92,646)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from subscription receivable			13,500
Proceeds from notes	22,000		22,000
Contribution of Capital	12,900	-	22,200
Stock issued for cash	-		38,250
Principal payments on long term debt	-	20,620	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,900	20,620	95,950

NET CHANGE IN CASH	2,168	10,315	3,304

Cash balance, beginning	1,136	576	-
Cash balance, ending	3,304	10,891	3,304

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

Noncash investing and financing activities Discount on convertible notes payable	$12,000	-	$12,000
Discount on convertible note payable - related party	$10,000	-	$10,000

See Notes to Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.001
	Shares	Amount	Paid in Capital	Deficit	Total

Common shares issued for
services	56,550,000	$56,550			$56,550

Shares issued for cash	2,050,000	2,050	$18,450		20,500

Net loss				(60,737)	(60,737)

Balance, March 31, 2007	58,600,000	58,600	18,450	(60,737)	16,313

Common shares issued for
services	2,647,822	$2,648	23,830		$26,478

Shares issued for cash	1,435,000	1,435	12,915		14,350

Net loss				(56,141)	(56,141)

Balance, March 31, 2008	62,682,822	62,683	55,195	(116,878)	1,000

Common shares issued for
services	147,000	$147	1,323		$1,470

Shares issued for cash	1,690,000	1,690	15,210		16,900

Contributed capital			9,300		9,300

Net loss				(32,421)	(32,421)

Balance, March 31, 2009	64,519,822	64,520	81,028	(149,299)	(3,751)

Issuance of stock	20,000,000	20,000	180,000	-	200,000

Contributed capital	-	-	12,900	-	12,900
Discount on convertible notes	-		32,000		32,000

Net loss	-	-	-	(243,645)	(243,645)

Balance, December 31, 2009	84,519,822	$84,520	$305,928	$(392,944)	$(2,496)

See Notes to Consolidated Financial Statements

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

Accounting Policies

Convertible Debt

Writers Group Film Corp  has issued convertible instruments, which contained embedded conversion features. The Company has evaluated the application of ASC 815-15, “Accounting for Derivative Instruments and Hedging Activities,” and ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its embedded conversion feature within its convertible debt instruments. Writers Group has determined that, for all of the instruments, the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

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

FASB ASC 825-10-65-1:”Interim Disclosures about Fair Value of Financial Instruments”.

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855 , Subsequent Events . This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through February 10, 2010, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

NOTE 2. GOING CONCERN

Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2009, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3. EQUITY

During the nine months ended December 31, 2009, the President and Chairman of Writers’ Group Tal L. Kapelner gave the company $12,900. These funds were used for operating expenses. The amount is reflected as contributed capital.

On September 11, 2009, 12,000,000 shares were issued to our President and Chairman, Tal L. Kapelner, in exchange for $120,000 worth of management services rendered. In addition, 8,000,000 shares, valued at $80,000, were issued to Stan Medley in partial satisfaction for consulting services.

NOTE 4. CONVERTIBLE DEBT

Notes payable at December 31, 2009 are comprised of the following:

Notes I	Convertible notes payable, interest rate at 8%, due August, 2010, convertible at $.001 into an aggregate of 12,000,000 common shares	12,000

Notes II	Convertible note payable, interest rate at 8%, due September, 2010, convertible at $.001 per share into an aggregate of 10,000,000 shares	10,000

Notes III	Convertible notes payable to related party, interest rate at 8%, due August, 2010, convertible at $.001 into 10,000,000 common shares	10,000
		32,000

	Less: unamortized debt discount	(32,000)
		-

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for Notes I, II and III listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and  ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be $32,000 and recorded a discount on the notes in this amount. The discount will be amortized over the life of the loans using the effective interest rate method.

Note II was issued for services, not cash.  It is the first part of a commitment to pay $90,000 for services rendered and to be rendered.  This note was previously accounted for as a derivative pursuant to
ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.” This analysis resulted in a bifurcation of the conversion feature from the debt and required accounting for the conversion feature as a derivative contract liability with changes in fair value recorded in the Statements of Operations.  The original fair value of the embedded conversion feature in the Notes II of $96,080 was recorded as a derivative liability. The fair value of the embedded derivative at issuance exceeded the notional amount of the loan. $10,000 of the fair value was recorded as a discount on the loan and the additional $86,080 was expensed on the issuance date.  Prior to December 31, 2009, the derivative feature in the note payable was amended and it no longer is a derivative.  Thus, the discount of $86,080 was reversed in the quarter ended December 31, 2009.

NOTE 5 SUBSEQUENT EVENTS

Writer’s Group evaluated all events subsequent to December 31, 2009 through February 15, 2010 and concluded that there are no significant or material transactions to be reported.

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

Financial Condition.  The amount of cash we currently have on hand, as of December 31, 2009, is $3,304, and the amount of working capital deficit we have as of December 31, 2009 is $2,496. The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received contributed capital from our President Tal Kapelner, in the amount of $9,300 during the fiscal year ended March 31, 2009 and an additional $12,900 during the nine months ended December 31, 2009. In addition, we borrowed $10,000 in cash from Mr. Kapelner and $12,000 in cash from five other individuals, all of whom received convertible notes, as we describe in the Notes to our financial statements. Without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

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

Plan for the next 12 months.  In Fiscal Year 2010, which ends March 31, 2010, we plan to further circulate the pilot script for our proposed television sitcom we intend to develop, entitled “Flagged”, and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

Previously, we reported that we intended to produce our first feature film in Fiscal Year 2010, entitled “Writers’ Assistants”. However, we decided to shelve that plan for the immediate future, as financing was not available, and we have re-focused our attention on “Flagged”. We intend to place our focus back on producing our “Writers’ Assistants” feature in Fiscal Year 2011, which begin April 1, 2010.

Flagged

Our President, Tal L. Kapelner, along with his writing partner, have written the pilot script to a new sitcom we intend to develop for TV buyers, entitled “Flagged”, which tells the story of how a long-time assistant to a famous retired basketball player becomes the president of a brand-new crisis management agency for professional athletes.

We have sent query letters to entertainment attorneys, and intend to do the same with agents and managers later in February.

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

The second is our new comedy concept we developed, entitled “Flagged”, about the people who work at a fledgling crisis management agency for professional athletes. If we are unable to find a TV buyer for the program, it could be re-packaged as a web series, and organized as close to a television sitcom as possible, with each “webisode” made up of three “acts” of 7 minutes each, much the same way a typical television sitcom is broken up. We could produce a “season” of 8-13 webisodes, mirroring the number of episodes typically ordered per season for a basic cable television program. We may even market a pilot script for television.

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

Our timetable for our web strategy is:

•	February - April, 2010: Conduct market research on cost and on answering the questions identified above. Develop comprehensive web strategy.
•	April - May, 2010: Develop ideas and scripts for either a) for-profit web content; or b) sketches and vignettes for marketing purposes only.
•
June – August, 2010: Raise financing through registered offerings or private placements. If we are financing for-profit web content, financing needs may be anywhere from $30,000 to almost $100,000, as noted above. Since inception, we have not successfully raised $100,000 in cash, and at this time have no special ideas to raise the necessary funds, other than approaching venture capitalists and other private equity firms who invest in entertainment projects. While subject to the results of our web strategies research, we do not intend at this time to offer any profit participation or other significant financial incentives to entice well-known actors or directors to participate in these productions, although we may nevertheless approach well-known actors, directors, or in the case of our proposed “Flagged” production, professional sports figures, to participate in our web-based projects without significant financial incentives.

•	August - September, 2010: Produce either for-profit web content or the video sketches and vignettes for marketing purposes only.
•	September - November, 2010: Distribute the material that we produced.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter (December 31, 2009) for fiscal year 2010, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our financial statements. As of December 31, 2009, the majority of the preparation of financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the first 3 quarter of our current fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WRITERS’ GROUP FILM CORP.

February 15, 2009	By:
Tal L. Kapelner, President and Chairman
Title

February 15, 2009	By:	/s/ Ariella Kapelner
Ariella Kapelner, Principal Financial Officer and Director