Form 10-K
period 2010-03-31
Writers Group Film Corp
filed 2010-07-14
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

Commission file number: 333-156832
I.R.S. Employer I.D. #: 56-2646829

a Delaware corporation

1752 East Avenue J  #266
Lancaster, CA  93535
213-694-1888

We have no securities registered under section 12(b) or 12(g) of the Securities Exchange Act of 1934.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No  [not required]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, is $123,574. We have no non-voting common equity.

The number of shares outstanding of our Common Stock is 130,519,822 as of July 1, 2010.

The number of shares outstanding of our Preferred Stock is 13,500 as of July 1, 2010.

There are no other classes of stock.

Table of Contents

Business	3
Properties	23
Legal Proceedings	24
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Financial Statements	31
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	39
Controls and Procedures	39
Directors, Executive Officers and Corporate Governance	42
Executive Compensation	43
Security Ownership of Certain Beneficial Owners and Management	44
Certain Relationships and Related Transactions	45
Principal Accounting Fees and Services	46
Exhibits, Financial Statement Schedules	47
Signatures
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) ofthe Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of theAct	48

Business.

Writers’ Group Film Corp., incorporated on March 9, 2007, is an entertainment production company, specializing in film, television and web-based entertainment products.

Film

We own one completed short film, “The G! True Tinseltown Tale: Dude, Where’s My Car?”, a fictional behind-the-scenes-style mockumentary about the making of the 2000 film, “Dude, Where’s My Car?” which satirizes both that film as well as the television show “The E! True Hollywood Story”.

Our short film has been exhibited at the Anthology Theatre in New York as part of the New Filmmakers New York Spring 2007 Film Festival. We have also put the film up on YouTube, Veoh and FunnyorDie video-sharing websites, where it has been viewed a combined total of approximately 55,000 times. It can be viewed on YouTube, for example, at http://www.youtube.com/watch?v=DdusokHElqc.

We are using this film primarily as a “calling card” to show members of the entertainment industry our abilities as a filmmaking company, with the hope that we will be asked to produce, for pay, an entertainment product.

In addition to our completed short film, we currently own and are developing the following three unproduced film screenplays:

•	“Forever Man” by Glenn M. Benest
•	“His Name Is Noah” by Ariella Kapelner
•	“Writers’ Assistants” by Tal L. Kapelner

“Forever Man” is a mystery-thriller written by a member of our board of directors, Glenn M. Benest. A screenwriter with many produced projects over the course of his 35 year career, Mr. Benest is also a screenwriting instructor who has taught at the University of California, Los Angeles, and the American Film Institute. His master screenwriting class has produced and workshopped the screenplays for such films as “Scream,” “Teaching Mrs. Tingle” and “Andre”.

“His Name Is Noah” is a family drama based on real-life events which occurred in a small town in North Carolina in the 1990’s. Our vice-president and treasurer, Ariella Kapelner, traveled to North Carolina, meticulously researching court records and interviewing the real-life family members involved in the dramatic tug-of-war over a child which forms the backbone of the story.

“Writers’ Assistants” is a comedy written by our president, Tal L. Kapelner, who used his own experiences as a writers’ assistant on a prime-time network sitcom as a launching point for this satire on the world of sitcom television production.

We discuss our plans to produce Writers’ Assistants under our “Plan to Generate Future Revenues with our Products” section below.

Television

We have written the pilot episode to our new television project we are looking to develop, entitled “Flagged,” which tells the story of the assistant to a famous retired basketball player and how she becomes the president of a brand-new crisis management agency for pro athletes.

We have submitted our teleplay for the pilot episode of Flagged to dozens of agents, producers, managers and other entertainment industry professionals, with positive feedback from many, including Academy Award nominated actress Anne Archer, and the Director of Programming Development at Bravo TV, who declined to develop the project on the grounds that Bravo TV is not developing any scripted programming currently, but has invited us to present ideas for new reality shows to Bravo TV on the strength of this teleplay.

We continue to look for producing partners and/or buyers for this project.

Web-Based Projects

Web-based programming is content produced specifically for the web, typically shot with broadcast-quality high definition video cameras, wherein the producer attempts to generate revenues through sponsorships, product placement agreements, merchandise and other related potential revenue centers. Although the business model for successful web-based content is far from established, the advantage of such an endeavor is that the costs are less than that of a feature film.

In addition to a feature-length film, we intend to adapt our Writers’ Assistants screenplay into a web-based musical comedy serial, wherein the content is based on a serialized fiction story, with each 3-5 minute episode carrying forward the central storyline(s).

Despite its lower cost relative to a feature-length film, financing for our web-based programming will still prove to be a challenge. Please see our Management’s Discussion and Analysis section, in particular our discussion and timetable under the “Web-Based Strategy” heading, for a more complete discussion of our strategies in this area.

Plan to Generate Future Revenues with our Products

Feature film “Writers’ Assistants”. The focus of our business plan now is to produce our feature film screenplay “Writers’ Assistants”, as we believe it is our best chance to generate revenues, either by being sold outright to a major studio, production company or distributor, or by generating distribution fees through one or more distribution agreements. Out of the three screenplays we own, Writers’ Assistants requires the smallest budget, making it a more manageable project to produce. And no other entertainment product we may produce – e.g. web-based programming, or short films – can be relied upon to generate significant revenues.

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

Competition.  First, as a general note, competition in this industry, particularly in the low-budget, independent film production niche of the industry, is extremely intense. Major film studios such as Warner Bros. and Sony Corp's Columbia-Tri Star dominate the industry; "mini-major" film studios such as Miramax and New Line Cinema compete fiercely to produce and/or distribute low- and mid-budgeted films; smaller independent production companies such as Twentieth Century Fox’s Fox Searchlight, Vivendi Universal's October Films, Lion's Gate Films and Regent Entertainment are well-established and use their recognition and track record as leverage to compete favorably for financing and other resources used to make films; and there are literally hundreds of web-based producers of films- with varied levels of quality - virtually all of which compete for recognition, attention and, ultimately, financing for future productions, in this crowded marketplace.

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

Reports to Security Holders

We will not voluntarily send an annual report to security holders; however, we do currently file reports with the Securities and Exchange Commission. We voluntarily report pursuant to Section 15(d) of the Securities Exchange Act of 1934, and as such, we prepare a 10-K (annual report) every year, and once each 10-K has been prepared and approved by our counsel for filing with the SEC, we will provide this report and any additional information to any security holder who requests it, and these reports will include audited consolidated financial statements. Our year-end date is March 31, and our 10-K reports are due June 30 of each year, extendable to July 15.

We also file quarterly reports on Form 10-Q after our first, second and third quarters of each fiscal year, as well as current reports on Form 8-K relating to any material information which is important for investors in our securities to know.

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

Risk Factors

Properties.

We have our offices in the home of Tal L. Kapelner, and is provided to us for free as a work space. It contains sufficient space and material for us to do our administrative work for Writers’ Corp., and the space is covered by homeowner’s insurance.

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

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the Over the Counter Bulletin Board as well as the Pink Sheets’ Over the Counter QB secondary stock quotation services through ticker symbol WRIT.

The range of reported high and low bid quotations for shares of our Common Stock during our most recent quarters of our fiscal year ended March 31, 2010, are as follows:

	High Bid*	Low Bid*
Fourth quarter ended March 31, 2010:	.01	.0022

Third quarter ended December 31, 2009:	.25	.009

Second quarter ended September 30, 2009:	.25	.01

* The source of such quotations are the information presented in the respective websites of the OTCBB and OTCQB. These over the counter market quotations are reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our Common Stock was not quoted on any secondary stock quotation service, market or exchange prior to our quarter ended September 30, 2009.

The price of our Common Stock as of June 28, 2010 was $0.0009 per share.

As of July 1, 2010, there are approximately 52 holders of record for our Common Stock.

We have issued no dividends since our inception.

We have conducted one equity compensation plan since inception. On September 8, 2009, we commenced our 2009 Management, Consultants and Advisors “Stock-For-Services” Plan for Writers’ Group Film Corp., a Delaware corporation. In this equity compensation plan, we registered 20,000,000 shares of our Common Stock through an SEC Form S-8 registration statement. All 20,000,000 shares were sold through this plan. 12,000,000 of these shares were sold to our President and Chairman, Tal L. Kapelner, in exchange for $120,000 worth of services, and 8,000,000 shares were issued to Stan Medley in exchange for consulting, marketing and business services. We incorporate by reference the Form S-8 filed on September 10, 2009.

We have never issued, authorized for issuance or registered any warrants, options or other rights to our equity securities.

There were no repurchases of our stock by the company in our last fiscal year, or since.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  The recent market downturn has negatively impacted the entertainment industry, and this company in particular. Right now, we are pinning our hopes for revenue on the production and success of “Writers’ Assistants”, but the third-party financier who verbally agreed to put up the $150,000 incentive money we needed to attract a well-known actor has pulled his commitment in the last year, citing the poor economic climate, leaving us to raise that money through other third-party financiers – who have not materialized yet – and/or future private placements or registered offerings. Further, even if we raised $150,000 and attracted a star actor, film financing companies are tightening their belts and are financing fewer films, even those that may be quite viable with a well-known actor attached, leaving us few options in financing the film.

We are looking more seriously now into the possibilities provided by web-based entertainment as a source of future growth, perhaps even as a revenue source. Historically, we have not been of the opinion that web-based entertainment provides much opportunity for anything but use as a marketing vehicle for our talents as filmmakers and as a way to positively brand the company as a whole. However, two web-based serials – “Quarterlife” and, very recently,  “In the Motherhood” – have been picked up as programs for broadcast television, and several more – out of admittedly thousands – have managed to earn small profits, including “Paradise Cove”, “Easy to Assemble”, “Web Therapy” and “Tiki Bar”, mostly through sponsorships and merchandise sales. In addition, a musical comedy web serial, “Dr. Horrible’s Sing-Along Blog,” more than re-couped its $200,000 production costs outlay through sale and rental of DVDs, which contained the serial as well as DVD-exclusive content, although it should be noted that Dr. Horrible’s Sing-Along Blog had built-in advantages, not least of which was its relatively well-known cast and the already-established, extremely loyal fanbase of its creator Joss Whedon, who was the showrunner for Buffy, The Vampire Slayer and Firefly television shows.

Adding to the evidence of increased success in web-based programming include: Actress Felicia Day’s web series about online role-playing game, “The Guild,” is now in its 3rd season and is distributed by Xbox Live and Microsoft and sponsored by Sprint. “Dorm Life,” a mockumentary web series about dorm life, went on to be sponsored by Carl’s Jr. in its second season. The creators of the web video diary “Lonelygirl13” were signed by a major talent agency, and the actress who played Lonely Girl herself went on to have a role on ABC Family’s “Greek”. After the first episode of “Red vs. Blue,” a series using animation directly from the popular video game Halo, the producers were contacted by the video game’s production company to arrange a deal so the series could continue to use game properties without license fees.

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

Financial Condition.  The amount of cash we currently have on hand, as of March 31, 2010, is $427, and the amount of working capital we have as of March 31, 2010 is (11,990). The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received contributed capital in the form of cash from our President Tal Kapelner, in the amount of $10,000 during the fiscal year ended March 31, 2010. We have additionally received $7,000 in cash from the private sale of shares of our preferred stock. However, without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

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

Despite these early revenues, we do not anticipate these or future revenues to produce a profit for the foreseeable future; we have subsisted so far by capital contributions from our management and by selling shares through our private offerings.

Changes in Financial Condition – Fiscal Years 2008 and 2009.  For the fiscal year ended March 31, 2008, we accumulated an additional $56,141 in expenses, which brought our total deficit to $116,878, because we had no revenues in our fiscal year ended March 31, 2008.

Specifically, during our fiscal year ended March 31, 2008 we spent approximately $18,500 on development-phase costs including state franchise and incorporation fees, setting up our website, purchasing office supplies, equipment and software, purchasing entertainment industry research material including the materials used to determine actors’ and directors’ bankability, travel expenses related to our short film premier in New York, and expenses related to our private stock offering conducted through the first two quarters of our first full fiscal year. In our 2008 fiscal year, we also spent $700 on attorney fees, $7,600 on audit expenses, $963 in administrative expenses and $1,900 on filing expenses related to the filing of our initial registration statement on Form SB-2 from December of 2007 to the end of the 2008 fiscal year. An additional $26,478 was spent – in shares rather than cash – in exchange for consulting and marketing services rendered.

For the fiscal year which ended March 31, 2009, we spent less than $1,600 on maintaining our offices and we spent no money on marketing. Most of our expenses were related to filing our quarterly and annual reports on Forms 10-Q and 10-K, respectively, and having our local accountants and our audit firm prepare our unadited quarterly  and audited annual consolidated financial statements. Approximately $5,400 was spent on our filing expenses and $13,600 on accounting and audit fees related to our consolidated financial statements in the year ended 2009. We also spent approximately $600 on transfer agent expenses in fiscal year 2009, whereas no money was spent in this category in the year ended 2008. And $1750 was spent on attorney fees during fiscal year 2009, while $700 was spent on attorney fees during fiscal year 2008.

Overall, we believe our financial condition had deteriorated in certain respects from the fiscal year ended March 31, 2008 to the fiscal year ended March 31, 2009. While it is true that our net loss for the year ended March 31, 2009 is less than that for the prior year, our cumulative loss continued to grow, standing at $149,299 by March 31, 2009. And our cash position had not significantly improved. We believe this deterioration was due to the simple fact that we had not made any significant revenues, while we still continued to pay for the preparation and audit of consolidated financial statements, among other administrative functions.

Changes in Financial Condition – Fiscal Year 2010.  Generally-speaking, our financial condition has remained approximately the same this most recent fiscal year, relative to our 2009 fiscal year. While we again this year failed to generate revenues, we did receive capital contributions from management in the amount of $10,000 and investments from investors in the amount of $7,000 to allow us to maintain our basic administrative responsibilities. Our cumulative loss continues to grow, however, standing now at $5,113,547. And our cash position has not significantly improved.

For our most recent completed fiscal year, which ended March 31, 2010, we spent less than $1,600 on maintaining our offices and we spent no money on marketing. Most of our expenses were related to filing our quarterly and annual reports on Forms 10-Q and 10-K, respectively, and having our local accountants and our audit firm prepare our unaudited quarterly  and audited annual consolidated financial statements.

Liquidity and Capital Resources.  We announced earlier our intention to issue shares under an equity line of credit in the next 12 months. However, we no longer have such an intention and have cancelled any further negotiations with the would-be provider of such equity line.

We have a working capital deficit of $11,990 and a total deficit accumulated during development stage of $5,113,547 as of March 31, 2010 compared to $3,751 and $ 149,299 as of March 31, 2009, respectively.

We had $47,609 of net cash used in operating activities for the year ended March 31, 2010 which was mainly due to stock issued for services of $4,898,750. During the year ended March 31, 2009, $25,640 was used in operating activities mainly due increase in accounts payable.

We had $46,900 of net cash provided by financing activities for the year ended March 31, 2010 which was mainly due to proceeds from issuance of convertible notes.  During the year ended March 31, 2009 we had $26,200 of net cash provided by financing activities mainly due to stock issued for cash.

Plan for the next 12 months.  In Fiscal Year 2011, which began April 1, 2010, we plan to produce our film “Writers’ Assistants” and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

Writers’ Assistants

The major challenge in producing Writers’ Assistants is the financing, as our “Plan to Generate Future Revenues” subsection, located in our “Description of Business” section above, discusses.

Our timetable, then, in producing Writers’ Assistants is:

•	May – September, 2010: Raise $150,000 through private and public stock offerings.
•	September – December, 2010: Identify, approach, negotiate and sign an agreement with a well-known actor to have him or her appear in the film.
•
December, 2010 – March, 2011: Identify studios, distributors, large production companies and other financiers who may finance the remainder of the film’s budget, submit applications and secure financing.

•	March – April, 2011: Complete development and pre-production on the film.

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

The second is a musical comedy web serial adaptation of our “Writers’ Assistants” project. Our belief is that we may both be able to profit from this venutre, as well as perhaps use the publicity and public momentum from this project to produce the feature-length “Writers’ Assistants” film.

While we have done no market research yet, anecdotally we understand that professionally-produced webisodes can cost about $1,000 per minute, which would make Buckeye Marhaba a $30,000 project and the Writers’ Assistants musical web serial a $56,000 - $91,000 project. This cost estimate was provided verbally by a consensus of web programming producers at a Screen Actors Guild symposium on producing content for the web held in Los Angeles in February of 2009. This is significantly cheaper than financing a feature film, but would still present challenges in financing. Distribution would be through more complex and professional sites that are geared towards monetization of web content, such as TubeMogul, Virtual Property and Dogma Studios.

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

Our timetable for our web strategy is:

•	April – September, 2010: Conduct market research on cost, and on answering the questions identified above. Develop comprehensive web strategy.
•	September – October, 2010: Develop ideas and scripts for either a) for-profit web content; or b) sketches and vignettes for marketing purposes only.
•
October – December, 2010: Raise financing through registered offerings or private placements. If we are financing for-profit web content, financing needs may be anywhere from $30,000 to almost $100,000, as noted above. Since inception, we have not successfully raised $100,000 in cash, and at this time have no special ideas to raise the necessary funds, other than approaching venture capitalists and other private equity firms who invest in entertainment projects. While subject to the results of our web strategies research, we do not intend at this time to offer any profit participation or other significant financial incentives to entice well-known actors or directors to participate in these productions, although we may nevertheless approach well-known actors and directors, to participate in our web-based projects without significant financial incentives.

•	December, 2010 – March, 2011: Produce either for-profit web content or the video sketches and vignettes for marketing purposes only.
•	March – April, 2011: Distribute the material that we produced.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Our auditors are MaloneBailey, LLP, located in Texas and licensed in Texas and California.

Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Writers' Group Film Corp.
(A Development Stage Company)
Glendale, California

We have audited the accompanying consolidated balance sheets of Writers' Group Film Corp. (the “Company”) as of March 31, 2010 and 2009 and the related statements of operations, cash flows and changes in stockholders’ equity (deficit) for the years then ended and for the  period from March 9, 2007 (inception) through March 31, 2010. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consoldiated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Writers’ Group Film Corp. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from March 9, 2007 (inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no significant revenues and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 14, 2010

 WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS

Current Assets
Cash	$427	$1,136

Total Assets	$427	$1,136

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$5,075	$4,887
Accrued Liabilities	1,169	-
Convertible notes payable, net of $15,467 unamortized discount	6,173	-

Total Liabilities	12,417	4,887

Stockholders' Equity (Deficit)

Preferred stock:
Series A convertible preferred stock, $.00001 par,	-	-
130,000,000 shares authorized, 10,000 and 0 shares
issued and outstanding, respectively
Series B convertible preferred stock, $.00001 par,	-	-
70,000,000 shares authorized, 1,000 and 0 shares
issued and outstanding, respectively
Series C convertible preferred stock, $.00001 par,	-	-
20,000,000 shares authorized, 0 and 0 shares issued and
oustanding, respectively
Common stock, $0.00001 par, 20,000,000,000 and 175,000,000
shares authorized, 64,519,822 and 130,519,822
issued and outstanding, respectively	1,305	64,520
Additional paid-in capital	5,100,252	81,028
Deficit accumulated during the development stage	(5,113,547	(149,299)

Total Stockholders' Equity (Deficit)	11,990	(3,751)

Total Liabilities and Stockholders' Equity (Deficit)	427	1,136

See Summary of Significant Accounting and Notes to Financial Statements.

WRITERS’ GROUP FILM CORP.
[A Development Stage Company]

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended	Year Ended	March 9, 2007 (inception) through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$9,425	$9,425

General and administrative	4,946,546	41,846	5,105,210
Interest Expense	17,702		17,762

Net loss	$(4,964,248)	$(32,421)	$(5,113,547)

Basic and diluted
Net loss per share	$0.06	$0.00

Weighted average common
shares outstanding	77,632,151	63,349,260

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
a development-stage company
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	March 9, 2007 (inception) through
	March 31, 2010	March 31, 2009	March 31, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(4,964,248)	$(32,421)	$(5,113,547)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services	4,898,750	1,470	4,983,248
Amortization of BCF Discount	16,533	-	16,533
Changes in:
Accounts payable	187	4,887	5,074
Accrued liabilities	1,169	-	1,169
NET CASH USED IN OPERATING ACTIVITIES	(47,609)	(25,640)	(107,523)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from convertible notes payable	32,000	-	32,000
Proceeds from subscriptions receivable	-	-	13,500
Contribution of capital	12,900	9,300	22,200
Preferred stock issued for cash	2,000	-	2,000
Stock issued for cash	-	16,900	38,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,900	26,200	107,950

NET CHANGE IN CASH	(709)	560	427

Cash balance, beginning	1,136	576	-
Cash balance, ending	$427	$1,136	$427

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

NON-CASH TRANSACTIONS
Shares issued for conversion debt	10,360	-	-
Beneficial conversion feature on convertible notes payable	32,000	-	-
Change in par value of common stock	63,875	-	-

See Summary of Significant Accounting Policies and Notes to Financial Statements

WRITERS’ GROUP FILM CORP.
a development-stage company
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
From March 9, 2007 (Inception) through March 31, 2009

	Common	Common	Preferred Stock	PS A	Preferred Stock	PS B
	Shares	Par Value	Series A	Par Value	Series B	Par Value	APIC	Deficit	Total
Common Shares issued for services at $.00001	56,550,000	$566					$55,985	$-	$56,550
Shares issued for cash in March 2007at $0.0001	2,050,000	21					20,480	-	20,500
Net Loss								(60,737)	(60,737)
Balance, March 31, 2007	58,600,000	586	-	-	-	-	76,464	(60,737)	16,313
Shares issued for cash at $0.00001	1,435,000	14					14,336		14,350
Shares issued for services at $0.00001	2,647,822	26					26,452		26,478
Net loss								(56,141)	(56,141)
Balance, March 31, 2008	62,682,822	627	-	-	-	-	117,251	(116,878)	1,000
Shares issued for cash in FY 2009 at $0.00001	1,690,000	17					16,883		16,900
Shares issued for services in FY 2009 at 0.00001	147,000	1					1,469		1,470
Contributed capital	-						9,300		9,300
Net loss								(32,421)	(32,421)
Balance, March 31, 2009	64,519,822	645	-	-	-	-	144,903	(149,299)	(3,751)
Shares issued for services in FY 2010 at $0.00001	20,000,000	200					199,800		200,000
Shares issued for debt (Tal) at $0.00001	10,000,000	100					9,900		10,000
Shares issued for debt in (Entities) at $0.00001	36,000,000	360					-		360
Preferred Stock issued for services			10,000	-			4,698,749		4,698,749
Preferred Stock issued for cash					1,000	-	2,000		2,000
Contributed capital							12,900		12,900
Beneficial conversion feature on convertible notes payable							32,000		32,000
Net loss								(4,964,248)	(4,964,248)
Balance, March 31, 2010	130,519,822	$1,305	10,000	-	1,000	-	$5,100,252	$(5,113,547)	$(11,990)

WRITERS’ GROUP FILM CORP.
[A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations.

Writers’ Group Film Corp. was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Use of Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis.  Writers’ Group has  generated few revenues since inception and has accumulated losses since inception which raise substantial doubt about its ability to continue as a going concern. The continuation of Writers’ Group as a going concern is dependent upon the ability to obtain necessary equity financing and the attainment of profitable operations.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3 - CONVERTIBLE DEBT

Notes payable at March 31, 2010 are comprised of the following:

Notes I Convertible notes payable, interest rate at 8%, due August, 2010, convertible at $.0001 per share into an aggregate of 12,000,000 common shares	12,000
Notes II Convertible note payable, interest rate at 8%, due September, 2010, convertible at $.00001 per share into an aggregate of 964,000,000 common shares	9,640
21,640
Less: unamortized debt discount	(15,467)
6,173

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for Notes I, II listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be $32,000 and recorded a discount on the notes in this amount. The discount will be amortized over the life of the loans using the effective interest rate method.  As of March 31, 2010, the unamortized discount was $15,467.

All convertible notes were issued for cash.  During the year ended March 31, 2010, a total of $10,000 was converted into 10 million common shares and $360 was converted into 36 million shares of common stock.

NOTE 4 - CAPITAL STRUCTURE CHANGE

On February 18, 2010, Writers’ Group amended its Certificate of Incorporation to increase its authorized common stock to 20,000,000,000, and newly established a new preferred class with 220,000,000 shares authorized.

On March 18, 2010, the Writers’ Group amended common stock par value from $0.001 to be $0.00001 and the company also assigned a par value of $0.00001 to its preferred stock.

NOTE 5 - EQUITY – COMMON STOCK

On March 9, 2007, shares were issued to four persons and/or entities, as follows:

45,000,000 shares were issued to founding director Tal L. Kapelner at $.00001 per share in exchange for services rendered and valued at $450, including the short film “The G! True Tinseltown Tale: Dude, Where’s My Car?” and the screenplay to the unproduced feature film “Writers’ Assistants.”

6,750,000 shares were issued to founding director Ariella Kapelner, at $.00001 per share in exchange for services rendered and valued at $68, including the screenplay to the unproduced feature film “His Name Is Noah.”

800,000 shares were issued to founding director Glenn Benest, at $.00001 per share in exchange for services rendered and valued at $8 including the screenplay to the unproduced feature film “Forever Man.”

4,000,000 shares were issued to founding shareholder FMCOCO, Inc., at $.00001 per share in exchange for consulting services rendered and valued at $40.

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

Beginning July 25 and ending August 15, 2008, Writers' Group conducted a private offering which raised $5,300 in cash and $220 worth of services, and through the offering the Company issued a total of 552,000 shares to 6 subscribers.

In July of 2008, the Company issued 10,000 shares for services to one subscriber at $0.00001 per share.

From December 2008 to January 2009, the Company conducted a third private offering, issuing 1,200,000 common shares for $12 at $0.00001 per share. $11,600 was in cash and $400 was for consulting services rendered.

In January 2009 Writer’s Group issued 75,000 shares for services rendered for $0.75 at $.0001 per share.

On January 14, 2009 the Company amended its Certificate of Incorporation to increase its capital stock to
175,000,000 shares of Common Stock at $0.00001 par value.

In September, 2009, the Company issued 20,000,000 new shares of common stock through an S-8 registered offering, of which 12,000,000 shares were issued to our President and Chairman, Tal L. Kapelner, in exchange for $120,000 worth of management services rendered. In addition, 8,000,000 shares, valued at $80,000, were issued to Stan Medley in partial satisfaction for consulting services..

In June and September 2009, the President and Chairman of Writers’ Group Tal L. Kapelner gave the company $12,900. These funds were used for operating expenses. The amount is reflected as contributed capital.

On March 18, 2010, the Company issued 10,000,000 new shares of common stock to Tal L. Kapelner, our President and Chairman, in exchange for the conversion of a $10,000 debt held by Mr. Kapelner from 2009.

On March 25, 2010, the Company issued 36,000,000 common shares to five non-affiliates for the conversion of a portion of notes held by these non-affiliates.

During the year ended March 31, 2010, a $32,000 discount was recorded to additional paid in capital in relation to a beneficial conversion feature within the convertible notes payable (Note 3).

NOTE 6 - EQUITY – PREFERRED STOCK

In February 2010, Writers’ Group authorized 130,000,000 shares of  convertible preferred stock Series A, par value of $.00001 per share, 70,000,000 shares of  convertible preferred stock Series B, par value $.00001, and 20,000,000 shares of convertible preferred stock Series C, par $.00001 per share.

Each share of Series A preferred stock is convertible at any time into the number of shares of common stock equal to four times the sum of all shares of common stock issued and outstanding at time of conversion plus all shares of Series B and Series C preferred stock issued and outstanding at time of conversion divided by the number of shares of Series A preferred stock issued and outstanding at the time of conversion.  The holders of Series A preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion.

Each share of Series B preferred stock is convertible into the number of shares of the corporation’s common stock, par value $.00001 per share, equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. The holders of Series B preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion.  Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series B preferred stock, the holders of the Series B preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series B preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series B preferred stock held.  After the payment of the full applicable preference value of each share of the Series B preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock.

Each share of Series C preferred stock is convertible at any time into 500 shares of the corporation’s common stock, par value $.00001 per share.  The holders of Series A preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series B preferred stock, the holders of the Series B preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series B preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series B preferred stock held.  After the payment of the full applicable preference value of each share of the Series B preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock

On February 19, 2010, Writers’ Group issued 10,000 preferred shares, Series A to its President and Chairman, Tal L. Kapelner, in exchange for $10,000 worth of services rendered.

On February 24, 2010, Writers’ Group issued 1,000 shares of its Preferred Stock Class, Series B at a price of $2 per share, to an investor, in exchange for $2,000 cash.

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for the preferred stock listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on the preferred stock to be $2,000 and recorded a deemed dividend on the preferred stock in this amount.

NOTE 7 - COMMITMENTS

Writers’ Group’s principal office is in the home of Writers’ Group’s president pursuant to an oral agreement on a rent-free month-to-month basis.

During the year ended March 31, 2010, Writers’ Group issued a $20,000 convertible note to a third party in exchange for web services.  As of July 2010, the services have not been performed and no consideration has been received by Writers’ Group.  The note has an interest rate of 8%, is due on March 15, 2011 and it’s convertible at $.00001 per share into an aggregate of 2 billion shares. The note will be recorded when the services have been performed.

NOTE 8 – INCOME TAXES

Writers’ Group uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2010, Writers’ Group incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The effective tax rate for fiscal 2009 is 0%.  The cumulative net operating loss carry-forward is approximately $4,884,947 at March 31, 2010, and will expire in the years 2026 - 2029.

Deferred tax assets
Deferred tax asset	$732,742
Less: valuation allowance	(732,742)
Net deferred tax asset	$0

NOTE 9 RELATED PARTY

During the year ended March 31, 2010, Writers’ Group issued a $10,000 convertible note payable to a  shareholder with an interest rate of 8%, due in August 2010 and convertible at $.001 into 10,000,000 common shares.  In March 2010, the note was converted.

NOTE 10 -SUBSEQUENT EVENTS

On June 25, 2010, Writers’ Group issued 2,500 Preferred shares, Series B at a price of $2 per share, to an investor for $5,000.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in, nor disagreements with, our accountants.

The only accounting firm we have ever retained has been Malone & Bailey, PC. There have been no disagreements with Malone & Bailey, and we anticipate no change in accounting firms.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2010 (March 31, 2010), and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our consolidated financial statements. As of March 31, 2010, the majority of the preparation of consolidated financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the fourth quarter of our most recently ended fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Directors, Executive Officers, Promoters and Control Persons.

The following are the names and ages of all directors and executive officers, their positions and offices, and brief descriptions of their business experience during the past five years:

Name	Age	Position(s) Held With the Company	Business Experience During Past Five Years

Tal L. Kapelner	35	President, Secretary and Chairman of the Board of Directors	From April 2000-present, Mr.Kapelner has been the soleofficer and director of a California subchapter S corporation named Tally-Ho Ventures, Inc., which has been engaged in various services, such as providing paralegal services to attorneys, writing business plans for companies in various fields, as well as artistic services such as acting and writing.

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

Ariella Kapelner	63	Vice-President, Treasurer and a Director	From August 1998-present,founded and still serves asPresident of the non profit corporation Living & Education, Inc., a provider of instructional DVDs covering such fields as parenting and drug and criminal rehabilitation under which she has produced educational materials and seminars currently being sold world-wide.

			From September 2001-January 2003, served as executive director of the non-profit Federal Commission on Educational Rights, Inc., a group which seeks to inform parents of their rights in the educational system.

			Ms. Kapelner wrote the feature film screenplay “His Name Is Noah” based upon real life events which she researched through her work educating parents of their rights.

Glenn M. Benest	60	Director	From July 2002 to Sept of 2006 has written and produced the independent film, “Hungry Hearts.” Starring Pauley Perrette and Susan Blakeley, “Hungry Hearts” has won 9 major film festival awards including Special Jury Award for Best Low Budget Feature at the Houston International Film Festival. “Hungry Hearts” was picked up for worldwide distribution by Shoreline Entertainment in 2004.

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

The following are all the directors of Writers’ Corp., their terms of office and periods in which they served, and identification of any other directorships held in reporting companies, with names of those companies, as of June 25, 2009:

Director's Name	Term of Office as Directorand Period During Which Served	Other Directorships Held in Reporting Companies

Tal L. Kapelner	3 years, 3 months Served March 9, 2007 – present	Director of Tally-Ho Ventures,
Inc., a Delaware corporation (now called “Premier Wealth Management, Inc.”), from November, 2002-May, 2005. Tally-Ho has been a reporting company froapproximately November, 2003-present. This Delaware corporation should not be confused with the California corporation also called Tally-Ho Ventures, Inc. of which Mr. Kapelner is currently sole officer and director.

Ariella Kapelner	3 years, 3 months Served March 9, 2007 - present	None

Glenn M. Benest	3 years, 3 months Served March 9, 2007 - present	None

The respective terms of all three directors ends on March 9, 2011, at which time they may be re-elected by a majority vote of the shareholders at the annual meeting of shareholders on March 9, 2010.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tal L. Kapelner President	FY2010 FY2009	- -	- -	- -	- -	- -	- -	$130,000 -	$130,000 -
Ariella Kapelner Vice-President	FY2010 FY2009	- -	- -	- -	- -	- -	- -	- -	- -

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tal L. Kapelner	-	-	-	-	-	-	-
Ariella Kapelner	-	-	-	-	-	-	-
Glenn M. Benest	-	-	-	-	-	-	-

Security Ownership of Certain Beneficial Owners and Management.

We have 120,519,822 shares of common stock outstanding at $0.00001 par value. 20,000,000,000 shares of common stock are authorized.

The following information is for any person, including any group of two or more persons acting as a partnership, syndicate or other similar group, who is known to us to be the beneficial owner of more than five percent of any class of our voting securities, as of July 1, 2010:

Title of Class	Name and Address of Beneficial Owner	Amount and Natureof Beneficial Owner	Percent of Class

Common Stock	Tal L. Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	66,900,000 shares(1) President, Secretary and Chairman of the Board of Directors	51.3

Common Stock	Ariella Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	6,650,000 shares(2) Vice-President, Treasurer and a Director	5.1

Common Stock	Bryan Design 11325 Sunshine Terrace Studio City, CA 91604	9,000,000 shares(3)	6.9

Common Stock	CKDCO, Inc. 7475 W Fifth Ave #150F Lakewood, CO 80226	9,000,000 shares(4)	6.9

Common Stock	Fordee CA Trust 249 N. Brand Blvd # 586 Glendale CA 91203	9,000,000 shares(5)	6.9

(1)           Tal L. Kapelner owns 66,900,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(2)           Ariella Kapelner owns 6,650,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. She has the sole voting and investment power and dispositive control over these shares.

(3)           Bryan Design owns 9,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and it has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, or any other right, within sixty days, except through a convertible note which it holds (see notes to consolidated financial statements). Robert Bryan, Trustee of Bryan Design, has the sole voting and investment power and dispositive control over these shares.

(4)           CKDCO, Inc. owns 9,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and it has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, or any other right, within sixty days, except through a convertible note which it holds (see notes to consolidated financial statements). Charlene Kalk, President of CKDCO, Inc., has the sole voting and investment power and dispositive control over these shares.

(5)           Fordee CA Trust owns 9,000,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and it has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, or any other right, within sixty days, except through a convertible note which it holds (see notes to consolidated financial statements). Steven Medley, Trustee of Fordee CA Trust, has the sole voting and investment power and dispositive control over these shares.

We only have two classes of equity securities, and those are our Common Stock and Preferred Stock, and we have no parents. We have three wholly-owned subsidiaries, named “Writers’ Assistants Movie, Inc.”, “His Name Is Noah Movie, Inc.” and “Forever Man Movie, Inc.”. All three of our subsidiaries are Delaware corporations, with Forever Man Movie being incorporated in August of 2008 and our other two subsidiaries incorporated by us in May, 2007.

For our Common Stock, we present the following information regarding the security ownership of our management, as of July 1, 2010:

Title of Class	Name and Address of Beneficial Owner	Amount and Natureof Beneficial Owner	Percent of Class

Common Stock	Tal L. Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	66,900,000 shares(1) President, Secretary and Chairman of the Board of Directors	51.3

Common Stock	Ariella Kapelner 1752 East Avenue J #266 Lancaster, CA 93535	6,650,000 shares(2) Vice-President, Treasurer and a Director	5.1

Common Stock	Glenn M. Benest c/o Writers’ Group Film Corp. 1752 East Avenue J #266 Lancaster, CA 93535	800,000 shares(3) Director	0.6

Common Stock	All Directors and Executive Officers as a Group c/o Writers’ Group Film Corp 1752 East Avenue J #266 Lancaster, CA 93535	74,350,000 shares(4)	57.0

(1)           Tal L. Kapelner owns 66,900,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(2)           Ariella Kapelner owns 6,650,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and she has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

(3)           Glenn M. Benest owns 800,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and he has no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days. He has the sole voting and investment power and dispositive control over these shares.

(4)           All Directors and Executive Officers as a group own 74,350,000 shares of Writers’ Corp., no part of which are options, warrants, or via any other rights, and they have no rights to acquire beneficial ownership of any other shares, whether through option, warrant, conversion privilege or any other right, within sixty days.

Certain Relationships and Related Transactions, and Director Independence.

In our last fiscal year, we have had no transactions with related persons exceeding $120,000.

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

Principal Accounting Fees and Services.

Audit Fees

Aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2009: $20,750
2010: $25,170

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Issues

We have no audit committee, nor any full time employees.

Exhibits, Financial Statement Schedules.

Included in this report are the balance sheet; statement of income; statement of cash flows; statement of changes in stockholders’ equity; and Notes for FY2010 and comparitive period FY2009. We have no other financial statement schedules.

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

July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tal L. Kapelner
__________________________________
By: Tal L. Kapelner, President, Chairman of the Board of Directors

July 14, 2010

/s/ Ariella Kapelner
__________________________________
By: Ariella Kapelner, Vice-President, Treasurer, Principal Financial Officer, a Director

July 14, 2010

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