Form 10-Q
period 2010-06-30
Writers Group Film Corp
filed 2010-08-23
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 130,519,822 as of August 15, 2010.

The number of shares outstanding of our Preferred Stock is 18,500 as of August 15, 2010.

There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3
Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Controls and Procedures	12
Legal Proceedings	13
Exhibits	13
Signatures	14

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current Assets
Cash	$5,068	$427

Total Assets	$5,068	$427

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$5,225	$5,075
Accrued Liabilities	1,169	1,169
Convertible Notes Payable, net of $5,760 and $15,467 unamortized discount, respectively	15,880	6,173

Total Liabilities	22,274	12,417

Stockholders' Deficit
Preferred stock:
Series A convertible preferred stock, $0.00001 par, 130,000,000 shares authorized, 10,000 and 0 issued and outstanding, respectively	-	-
Series B convertible preferred stock, $0.00001 par, 70,000,000 shares authorized, 3,500 and 1,000 issued and outstanding, respectively	-	-
Series C convertible preferred stock, $0.00001 par, 20,000,000 shares authorized, 0 and 0 issued and outstanding, respectively	-	-
Common stock, $0.00001 par, 20,000,000,000 and 175,000,000 shares authorized, 130,519,822 shares
issued and outstanding	1,305	1,305

Additional paid-in capital	5,105,252	5,100,252
Deficit accumulated during the development stage	(5,123,763)	(5,113,547)

Total Stockholders' Deficit	(17,206)	(11,990)

Total Liabilities and Stockholders' Deficit	$5,068	$427

See Notes to Unaudited Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)

	Three Months Ended	Three Months Ended	March 9, 2007 (inception) through
	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$-	$-	$9,425

General and administrative	$509	$9,072	$5,105,719
Interest Expense
	9,707	-	27,469

Net loss	$(10,216)	$(9,072)	$(5,123,763)

Basic and Diluted Net loss per common share	$(0.00)	(0.00)	n/a
Weighted average common shares outstanding	130,519,822	64,519,822	n/a

See Notes to Unaudited Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[a development stage company]
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended	Three Months Ended	March 9, 2007 (inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,216)	(9,072)	(5,123,763)
Adjustments to reconcile net loss to cash used
in operating activities:
Stock issued for services	-	-	4,983,248
Amortization of BCF Discount	9,707	-	26,240
Changes in:
Accounts Payable	150	370	5,224
Accrued Liabilities	-	-	1,169
Accounts Receivable	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(359)	(8,702)	(107,882)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from convertible notes payable	-	-	32,000
Proceeds from subsriptions receivable	-	-	13,500
Contribution of Capital		11,900	22,200
Preferred stock issued for cash	5,000	-	7,000
Stock issued for cash	-	-	38,250
Principal payments on long term debt	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	11,900	112,950

NET CHANGE IN CASH	4,641	3,198	5,068
Cash balance, beginning	427	1,136	-
Cash balance, ending	5,068	4,334	5,068

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

See Notes to Unaudited Consolidated Financial Statements

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Writers’ Group Film Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Writers’ Group's annual report filed with the SEC on Form 10-K on July 14, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

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

NOTE 2. GOING CONCERN

Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2010, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3 - CONVERTIBLE DEBT

Notes payable at June 30, 2010 are comprised of the following:

Notes I Convertible notes payable, interest rate at 8%, due August, 2010, convertible at $.0001 per share into an aggregate of 12,000,000 common shares	12,000
Notes II Convertible note payable, interest rate at 8%, due September, 2010, convertible at $.00001 per share into an aggregate of 964,000,000 common shares	9,640
21,640
Less: unamortized debt discount	(5,760)
15,880

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for Notes I, II listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be $32,000 and recorded a discount on the notes in this amount. The discount will be amortized over the life of the loans using the effective interest rate method.  As of June 30, 2010, the unamortized discount was $5, 760.

During the quarter ended June 30, 2010, no portion of any convertible note was converted into any class or series of Writers’ Group equity.

NOTE 5 EQUITY- PREFERRED STOCK

On June 28, 2010, Writer’s Group sold 2,500 shares of its Preferred Stock Class, Series B to an investor for $2 per share, in exchange for $5,000 cash.  These shares were not registered with the Securities and Exchange Commission.

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

NOTE 6 SUBSEQUENT EVENTS

On August 4, 2010, President Tal L. Kapelner contributed $150 cash to the company. This is contributed capital.

On August 9, 2010, Writer’s Group sold 5,000 shares of its Preferred Stock Class, Series B to an investor for $2 per share, in exchange for  $10,000 cash. These shares were not registered with the Securities and Exchange Commission.

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

Financial Condition.  The amount of cash we currently have on hand, as of June 30, 2010, is   $5, 068, and the amount of working capital we have as of June 30, 2010 is ($17,206). The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received $10,000 in cash from the private sale of shares of our preferred stock in a transaction which took place subsequent to this quarter, and we also received $150 in contributed capital from our President, Tal L. Kapelner, also subsequent to this quarter. However, without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

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

Changes in Financial Condition – Fiscal Year 2010. Generally-speaking, our financial condition has remained approximately the same this most recent fiscal year, relative to our 2009 fiscal year. While we again this year failed to generate revenues, we did receive capital contributions from management in the amount of $10,000 and investments from investors in the amount of $7,000 to allow us to maintain our basic administrative responsibilities. Our cumulative loss continues to grow, however, standing now at $5,123,763. And our cash position has not significantly improved.

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

We have a working capital deficit of $17,206 and a total deficit accumulated during development stage of $5,123,763 as of June 30, 2010, and total deficit of $5,113,547 as of March 31, 2010, compared to a working capital deficit of $3,751 and a total deficit of $ 149,299 as of March 31, 2009. The huge jump in our deficit was as a result of a one-time charge in the fourth quarter of our fiscal year ended March 31, 2010, associated with the issuance of shares of our Preferred Stock Class, Series A to our President Tal L. Kapelner. These Series A shares can be converted into 80% of the total outstanding shares of common stock at any time, regardless of the amount of common shares that are outstanding.

We had $359 of net cash used in operating activities for the quarter ended June 30, 2010, compared with $8,702 used during the quarter ended June 30, 2009.

We had $5,000 of net cash provided by financing activities for the quarter ended June 30, 2010, as compared with $11,900 provided by financing activities for the first quarter of our last fiscal year, ended June 30, 2009. The $5,000 from this quarter came from investment in our Preferred Stock Class, Series B, while the $11,900 last year all came from contributed capital from our management.

Plan for the next 12 months.In Fiscal Year 2011, which began April 1, 2010, we plan to produce our film “Writers’ Assistants” and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

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

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our first quarter (June 30, 2010) for fiscal year 2011, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our consolidated financial statements. As of June 30, 2010, the majority of the preparation of consolidated financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the first quarter of our current fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Legal Proceedings.

We are not a party to any pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority.

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

* Rule 15d-14(a) Certifications                                                                                                      Exhibit (31)(i)and(ii)
* Section 1350 Certification                                                                                                           Exhibit (32)

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRITERS’ GROUP FILM CORP.

August 23, 2010	By:	/s/ Tal L. Kapelner
Tal L. Kapelner, President and Chairman

August 23, 2010	By:	/s/ Ariella Kapelner
Ariella Kapelner, Principal Financial Officer and Director