Form 10-Q
period 2010-09-30
Writers Group Film Corp
filed 2010-11-22
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 130,519,822 as of November 22, 2010. Of these, 56,169,822 shares are unrestricted shares held by non-affiliates.

The number of shares outstanding of our Preferred Stock is 18,500 as of November 22, 2010.

There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Financial Statements	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Controls and Procedures	11

Legal Proceedings	12

Exhibits	12

Signatures	13

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010

	$-	$-
ASSETS

Current Assets
Cash	$667	$427

Total Current Assets	667	427

Total Assets	$667	$427

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,000	$5,075
Accrued Liabilities	1,169	1,169
Notes Payable, net of unamortized discount of $0 and $15,467	21,640	6,173

Total Liabilities	28,809	12,417

Stockholders' Deficit

Preferred stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 and 0 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par 70,000,000 shares authorized, 8,500 and 0 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, 0, and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par, 175,000,000
shares authorized, 130,519,822 shares
issued and outstanding	1,305	1,305
Additional paid-in capital	5,115,402	5,100,252
Deficit accumulated during the development stage	(5,144,849)	(5,113,547

Total Stockholders' Deficit	(28,142)	(11,990

Total Liabilities and Stockholders' Deficit	$667	$427

See Notes to Unaudited Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)

					March 9, 2007
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$ - -	$ - -	$ - -	$9,425

General and administrative	15,326	225,990	15,835	235,062	5,121,045

Interest expense	5,760	86,080	15,467	86,080	33,229

Net loss	$(21,086)	$(312,070)	$(31,302)	$(321,142)	$(5,144,849)
Preferred stock dividend	(10,000)	-	(15,000)	-	(17,000)
Net loss available to common shareholders	$(31,086)	$(312,070)	$(46,302)	$(321,142)	$(5,161,849)

Basic and diluted Net Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a
Weighted average common shares oustanding	130,519,822	65,501,876	130,519,822	68,629,112	n/a

See Notes to Unaudited Consolidated Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended	Six Months Ended	March 9, 2007 (inception) through
	September 30, 2010	September 30, 2009	September 30, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(31,302)	$(321,142)	$(5,144,849)
Adjustments to reconcile
net loss to cash used
in operating activities:
Stock issued for services		210,000	4,983,248
Amortization of BCF Discount	15,467		32,000
Change in fair value of derivative liabilities		86,080	0
Changes in:
Accounts Payable	925	(857)	5,999
Other Liabilities	0		1,169
Accounts Receivable	0	0	0
NET CASH USED IN OPERATING ACTIVITIES	(14,910)	(25,919)	(122,433)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from convertible notes	-	22,000	32,000
Proceeds from subscriptions receivable	-	-	13,500
Capital contributions	150	12,900	22,350
Preferred stock issued for cash	15,000	-	17,000
Stock issued for cash	-	-	38,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,150	34,900	123,100

NET CHANGE IN CASH	240	8,981	667

Cash balance, beginning	427	1,136	-
Cash balance, ending	$667	$10,117	$667

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-

NON-CASH TRANSACTIONS
Shares issued for conversion of debt	-	-	10,360
Beneficial conversion feature on convertible notes payable	-	12,000	22,000
Beneficial conversion feature on convertible notes payable- Related Party	-	10,000	10,000
Change in par value of common stock	-	-	63,875

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

Accounting Policies

Convertible Debt

Writers Group Film Corp has issued convertible instruments which contained embedded conversion features. The Company has evaluated the application of ASC 815-15, “Accounting for Derivative Instruments and Hedging Activities,” and ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” to its embedded conversion feature within its convertible debt instruments. Writers Group has determined that, for all of the instruments, the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

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

NOTE 2.  GOING CONCERN

Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2010, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3.  CONVERTIBLE DEBT

Proceeds from convertible notes issued since inception	$32,000
Notes converted into common stock since inception	(10,360)
Less unamortized debt discount
Convertible notes outstanding on September 30, 2010	$21,640

Notes I, totaling $12,000, are convertible notes payable, interest rate at 8%, due August, 2010, convertible at $.0001 per share into an aggregate of 12,000,000 common shares.  Notes II, totaling $9,640, are convertible notes payable, interest rate at 8%, due September, 2010, convertible at $.00001 per share into an aggregate of 964,000,000 common shares.  The notes are in default as of September 30, 2010.

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for Notes I and II listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be $32,000 and recorded a discount on the notes in this amount. The discount will be amortized over the life of the loans using the effective interest rate method.  As of September 30, 2010, the discount was fully amortized.

During the quarter ended September 30, 2010, no portion of any convertible note was converted into any class or series of Writers’ Group equity.

NOTE 4. EQUITY - PREFERRED STOCK

On June 28, 2010, Writer’s group sold 2,500 shares of its Preferred Stock Class, Series B to an investor for $2 per share for $5,000 cash.
On August 9, 2010, Writer’s Group sold 5,000 shares of its Preferred Stock Class, Series B to an investor for $2 per share or $10,000 cash.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. The holders of Series B preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking junior to the Series B preferred stock, the holders of the Series B preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series B preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series B preferred stock held.  After the payment of the full applicable preference value of each share of the Series B preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock.

Writer Group evaluated the application of ASC 815-15 and ASC 815-40 for the preferred stock listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 and ASC 470-505, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and ASC 470-30 and  ASC 470-05, “ASC 470-30 & ASC 470-05 to Certain Convertible Instruments, and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on the preferred stock to be $15,000 and recorded a deemed dividend on the preferred stock in this amount.

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

We have decided to explore the possibilities provided by web-based entertainment as a source of future growth, perhaps even as a revenue source. Historically, we have not been of the opinion that web-based entertainment provides much opportunity for anything but use as a marketing vehicle for our talents as filmmakers and as a way to positively brand the company as a whole. However, two web-based serials – “Quarterlife” and, very recently,  “In the Motherhood” – have been picked up as programs for broadcast television, and several more – out of admittedly thousands – have managed to earn small profits, including “Paradise Cove”, “Easy to Assemble”, “Web Therapy” and “Tiki Bar”, mostly through sponsorships and merchandise sales. In addition, a musical comedy web serial, “Dr. Horrible’s Sing-Along Blog,” more than re-couped its $200,000 production costs outlay through sale and rental of DVDs, which contained the serial as well as DVD-exclusive content, although it should be noted that Dr. Horrible’s Sing-Along Blog had built-in advantages, not least of which was its relatively well-known cast and the already-established, extremely loyal fanbase of its creator Joss Whedon, who was the showrunner for Buffy, The Vampire Slayer and Firefly television shows.

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

Financial Condition.  The amount of cash we currently have on hand, as of September 30, 2010, is $667, and the amount of negative working capital we have as of September 30, 2010 is ($28,142). The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received $15,000 in cash from the private sale of shares of our preferred stock, and we also received $150 in contributed capital from our President, Tal L. Kapelner. However, without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

Changes in Financial Condition – Fiscal Year 2010.  Generally-speaking, our financial condition has remained approximately the same this most recent fiscal year, relative to our 2009 fiscal year. While we again this year failed to generate revenues, we received $15,000 in cash from the private sale of shares of our preferred stock, and we also received $150 in contributed capital from our President, Tal L. Kapelner to allow us to maintain our basic administrative responsibilities. Our cumulative loss continues to grow, however, standing now at $5,144,849. And our cash position has not significantly improved.

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

We have a working capital deficit of $28,142 and a total deficit accumulated during development stage of $5,144,849 as of September 30, 2010, and total deficit of $5,113,547 as of March 31, 2010, compared to a working capital deficit of $11,990as of March 31, 2009. The huge jump in our deficit was as a result of a one-time charge in the fourth quarter of our fiscal year ended March 31, 2010, associated with the issuance of shares of our Preferred Stock Class, Series A to our President Tal L. Kapelner. These Series A shares can be converted into 80% of the total outstanding shares of common stock at any time, regardless of the amount of common shares that are outstanding.

We had $14,910 of net cash used in operating activities for the quarter ended September 30, 2010, compared with $25,919 used during the quarter ended September 30, 2009.

We had $15,150 of net cash provided by financing activities for the six months ended September 30, 2010, as compared with $34,900 provided by financing activities for the six months ended September 30, 2009. The $15,150 in cash from financing activities for the six months ended September 30, 2010 came from a $15,000 investment in our Preferred Stock Class, Series B, with an additional $150 contributed by management, while the $34,900 provided by financing activities for the same period last year came from $12,900 in contributed capital from our management, as well as $22,000 in convertible notes sold.

Plan for the next 12 months.  In Fiscal Year 2011, which began April 1, 2010, we plan to continue pitching our pilot script for “Flagged”, as well as produce our film “Writers’ Assistants” and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

Flagged

“Flagged” is our concept for a new half-hour television sit-com, exploring the world of sports and scandal through a mixed male/female perspective. Pitched as “30 Rock with a sports theme,” the show tells the story of a long-time assistant to a famous retired basketball player and how she becomes the president of a brand-new crisis management agency for pro athletes.

We have completed the pilot script, and feedback so far has been uniformly positive. The Director of Development at cable channel Bravo TV remarked that the script was “funny and original,” though Bravo is not currently buying scripted television, while an Academy Award nominated actress to whom we sent the script enjoyed it also, saying that “the dialogue was very funny and real.”

The writers of the pilot script, our President Tal L. Kapelner and his writing partner Duffy Dibley, pitched the show to several producers at the InkTip Pitch Summit held in Universal City, California on September 24-26, 2010, with several producers responding positively to the pitch and requesting the script. However, none of these producers have followed up with us, and at this juncture, we do not expect any to do so.

We continue to submit the script to personal contacts in the entertainment industry as well as through more formal pitch facilitators, such as VirtualPitchFest.com. We further anticipate attendance at other pitch symposiums throughout the year.

Writers’ Assistants

The major challenge in producing Writers’ Assistants is the financing. Our timetable, then, in producing Writers’ Assistants is:

•	December, 2010 – February, 2011: Raise $150,000 through private and public stock offerings.
•	February – April, 2011: Identify, approach, negotiate and sign an agreement with a well-known actor to have him or her appear in the film.
•	April - July, 2011: Identify studios, distributors, large production companies and other financiers who may finance the remainder of the film’s budget, submit applications and secure financing.
•	July - August, 2011: Complete development and pre-production on the film.

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

For example, we are currently focusing on one candidate for development into webisodic programming, that being a musical comedy web serial adaptation of our “Writers’ Assistants” project. Our belief is that we may both be able to profit from this venutre, as well as perhaps use the publicity and public momentum from this project to produce the feature-length “Writers’ Assistants” film.

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

Our timetable for our web strategy is:

•	April – September, 2011: Conduct market research on cost, and on answering the questions identified above. Develop comprehensive web strategy.
•	September – October, 2011: Develop ideas and scripts for either a) for-profit web content; or b) sketches and vignettes for marketing purposes only.
•
October – December, 2011: Raise financing through registered offerings or private placements. If we are financing for-profit web content, financing needs may be anywhere from $30,000 to almost $100,000, as noted above. Since inception, we have not successfully raised $100,000 in cash, and at this time have no special ideas to raise the necessary funds, other than approaching venture capitalists and other private equity firms who invest in entertainment projects. While subject to the results of our web strategies research, we do not intend at this time to offer any profit participation or other significant financial incentives to entice well-known actors or directors to participate in these productions, although we may nevertheless approach well-known actors and directors, to participate in our web-based projects without significant financial incentives.

•	December, 2011 – March, 2012: Produce either for-profit web content or the video sketches and vignettes for marketing purposes only.
•	March – April, 2012: Distribute the material that we produced.

We have no purchases or sales of plant or significant equipment planned in the next 12 months.

We do not anticipate any significant changes in the number of employees. We currently have zero and anticipate having zero employees in the next 12 months.

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our second quarter (September 30, 2010) for fiscal year 2011, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our consolidated financial statements. As of September 30, 2010, the majority of the preparation of consolidated financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

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

WRITERS’ GROUP FILM CORP.

November 22, 2010	By:	/s/ Tal L. Kapelner
Name: Tal L. Kapelner,
Title: President and Chairman

November 22, 2010	By:	/s/ Ariella Kapelner
Name: Ariella Kapelner,
Title: Principal Financial Officer and Director