Form 10-Q
period 2010-12-31
Writers Group Film Corp
filed 2011-02-22
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

WRITERS’ GROUP FILM CORP.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 153,090,750 as of February 15, 2011. Of these, 43,016,400 shares are unrestricted shares held by non-affiliates.

The number of shares outstanding of our Preferred Stock Series A is 10,000, Preferred Stock Series B is 8,500  and Preferred Stock Series C is 0 as of February 15, 2011.

There are no other classes of stock.

TABLE OF CONTENTS

Unaudited Condensed Financial Statements	3

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Controls and Procedures	13

Legal Proceedings	14

Exhibits	14

Signatures	15

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS

Current Assets
Cash	$59	$427

Total Current Assets	59	427

Total Assets	$59	$427

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	3,024	5,075
Accrued Liabilities	3,102	1,169
Convertible Notes Payable, net of $11,955 and $15,467 unamortized discount, respectively	29,685	6,173
Total Liabilities	35,811	12,417

Stockholders' Deficit

Preferred stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 and 0 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par 70,000,000 shares authorized, 8,500 and 0 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, 0, and 0 shares issued and outstanding, respectively	-	-

Common stock, $0.00001 par, 20,000,000,000 shares authorized, 130,750 shares
issued and outstanding, respectively	1	1
Additional paid-in capital	5,150,706	5,101,556
Deficit accumulated during the development stage	(5,186,459)	(5,113,547)

Total Stockholders' Deficit	(35,752)	(11,990)

Total Liabilities and Stockholders' Deficit	$59	$427

See Notes to Unaudited Condensed Financial Statements.

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONDENSED STATEMENTS OF EXPENSES
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	March 9, 2007 (inception) through
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$-	$-	$-	$-	$9,425

General and administrative expenses	31,632	8,583	47,467	243,645	5,152,677
Amortization of debt discount	8,045	-	23,512	-	-
Fair value of derivative	-	(86,080)	-	-	-

Interest expense	1,933	-	1,933	-	43,207

Net loss	$ $ (41,610)	$(77,497)	$(72,912)	$(243,645)	$(5,186,459)

Deemed dividends on
preferred stock	-	-	(15,000)	-	(15,000)

Net loss available to common shareholders	$(41,610)	$(77,497)	$(87,912)	$(243,645)	$(5,201,459)

Basic and diluted Net Loss per share	$(0.32)	$(0.91)	$(0.67)	$(2.87)

Weighted average common shares oustanding	130,750	84,750	130,750	84,750

See Notes to Unaudited Condensed Financial Statements

WRITERS' GROUP FILM CORP.
[A Development Stage Company]
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended	March 9, 2007 (inception) through
	December 31, 2010	December 31, 2009	December 31, 2010
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(72,912)	$(243,645)	$(5,186,459)
Adjustments to reconcile
net loss to cash used
in operating activities:
Services paid in convertible notes	20,000	-	20,000
Stock issued for services	-	200,000	4,983,248
Amortization of debt discount	23,512	-	40,044
Changes in:
Accounts payable	(2,051)	913	3,024
Accrued liabilities	1,933	-	3,102
NET CASH USED IN OPERATING ACTIVITIES	(29,518)	(42,732)	(137,041)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from convertible notes payable	-	22,000	22,000
Proceeds from convertible notes payable–related party	14,000	10,000	24,000
Proceeds from subscriptions receivable	-	-	13,500
Capital contributions	150	12,900	22,350
Preferred stock issued for cash	15,000	-	17,000
Stock issued for cash	-	-	38,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,150	44,900	137,100

NET CHANGE IN CASH	(368)	2,168	59

Cash balance, beginning	427	1,136	-
Cash balance, ending	$59	$3,304	$59

CASH PAID FOR:
Interest	-	-	-
Income taxes	-	-	-
NON-CASH TRANSACTIONS
Shares issued for conversion of notes payable	-	-	10,360
Beneficial conversion feature on convertible notes payable	20,000	22,000	42,000
Beneficial conversion feature on convertible notes payable- Related Party	14,000	10,000	24,000
Change in par value of common stock	-	-	63,875

See Notes to Unaudited Condensed Financial Statements

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements of Writers’ Group Film Corp., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Writers’ Group's annual report filed with the SEC on Form 10-K on July 14, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

Accounting Policies

Convertible Notes Payable

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

NOTE 2.  GOING CONCERN

Writers’ Group has generated nominal revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Writers’ Group as a going concern is dependent upon the continued financial support from its shareholders, the ability of Writers’ Group to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2010, Writers’ Group has accumulated losses. These factors raise substantial doubt regarding Writers’ Group's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Writers’ Group be unable to continue as a going concern.

NOTE 3.  CONVERTIBLE NOTES PAYABLE

Proceeds from convertible notes issued since inception	$42,000
Notes converted into common stock since inception	(360)
Subtotal	41,640
Less unamortized debt discount	(11,955)
Convertible notes payable outstanding on December 31, 2010	$29,685

In March 2010,  a $20,000 convertible note was  issued for services.  The note carries an 8% interest rate, matures on March 15, 2011 and has a conversion feature which allows the holder to convert all or any portion of the note into shares of Common Stock at a rate of $0.00001 per share of Common Stock.

As of December 31, 2010, certain notes totaling $12,000, are convertible notes payable, interest rate at 8%, due August, 2010, convertible at $.0001 per share into an aggregate of 12,000,000 common shares.  The rest of the notes totaling $9,640 and $20,000, are convertible notes payable, interest rate at 8%, due September, 2010 and March 15, 2011,respectively, convertible at $.00001 per share into an aggregate of 2,964,000,000 common shares.  The notes are in default as of December 31, 2010.

The table below provides a detailed summary of the convertible notes as of December 31, 2010.

Amount of Note	# of Shares of Common Stock Convertible Into	Original Date of Note Issuance
Notes I
$2,000	2,000,000	8/10/2009
$2,000	2,000,000	8/10/2009
$2,000	2,000,000	8/10/2009
$2,000	2,000,000	8/19/2009
$2,000	2,000,000	8/19/2009
$2,000	2,000,000	8/19/2009
Notes II
$1,205	120,500,000	9/11/2009
$2,410	241,000,000	9/11/2009
$1,205	120,500,000	9/11/2009
$2,410	241,000,000	9/11/2009
$2,410	241,000,000	9/11/2009
$20,000	2,000,000,000	3/15/2010
$41,640	$2,976,000,000

Notes I are convertible notes payable, interest rate at 8%, due August, 2010, convertible at $$0.0001 per shares into an aggregate of 12 million common shares.

Notes II are convertible notes payable, interest rate at 8%, due September 2010 and March 2011, convertible at $0.00001 per shares into an aggregate of  2.96 million shares.

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for Notes I and I listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be a total of $42,000 and recorded a discount on the notes of $22,000 and $20,000  during the year ended March 31, 2010 and nine months ended December 31, 2010, respectively. The discount will be amortized over the life of the loans using the effective interest rate method.  As of December 31, 2010, $11,955 remained unamortized.

During the quarter ended December 31, 2010, no portion of any convertible note was converted into any class or series of Writers’ Group equity.

NOTE 5.  RELATED PARTY CONVERTIBLE NOTES PAYABLE

In December 2010, Writer’s Group borrowed $14,000 and issued two convertible notes to its President and Chairman, Tal L. Kapelner, with a face value of $11,000 and $3,000 with maturity dates of December 1, 2011 and December 22, 2011, respectively. The notes carry an 8% annual interest rate, and have a conversion feature which allows the holder to convert all or any portion of the note into common shares at $0.00001 per share.

Proceeds from convertible notes issued since inception	$14,000
Less unamortized debt discount	(14,000)
Convertible notes payable outstanding on December 31, 2010	$-

The carrying value of the convertible notes payable- related party as of December 31, 2010 is $nil.

The table below provides a detail summary of the convertible notes issued to related parties as of December 31, 2010.

Amount of Note	# of Shares of Common Stock Convertible Into	Original Date of Note Issuance

$11,000	1,100,000,000	12/1/2010
$3,000	300,000,000	12/22/2010
$14,000	$1,400,000,000

Writers Group evaluated the application of ASC 815-15 and ASC 815-40 for convertible notes listed above and concluded these instruments were not required to be accounted for as derivatives. Writers Group also evaluated the application of ASC 470-30 & ASC 470-05, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and ASC 470-30 & ASC 470-05, " ASC 470-30 & ASC 470-05 to Certain Convertible Instruments" and concluded that the conversion option was a beneficial conversion feature with intrinsic value. Writers Group determined the intrinsic value of the conversion options on these notes to be a total of $14,000 and recorded a discount on the notes in this amount during the nine months ended December 31, 2010. The discount will be amortized over the life of the loans using the effective interest rate method.  As of December 31, 2010, the entire $14,000 discount remained unamortized.  During the nine months ended December 31, 2009  a discount of $10,000 was recorded on a $10,000 convertible note issued to a certain related party which carried an interest rate of 8% maturing on August 3, 2010.  The note was converted as of March 31, 2010 into 10 million shares of common stock at $.001 per share.

NOTE 6.  EQUITY – PREFERRED STOCK

On June 28, 2010, Writer’s group sold 2,500 shares of its Preferred Stock Class, Series B to an investor at $2 per share or $5,000 cash.

On August 9, 2010, Writer’s Group sold 5,000 shares of its Preferred Stock Class, Series B to an investor at $2 per share or $10,000 cash.

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

NOTE 7.  SUBSEQUENT EVENTS.

In February 2011,  certain convertible noteholders converted a total of $1,400 into 140,000,000 common shares at $0.00001 and another $12,960 into 12,960,000 common shares at $0.001 per share.

Effective January 25, 2011 Writer’s Group authorized a reverse stock split of 1 for 1,000 shares of common stock.  The financial statements herein have been adjusted to reflect retroactively the reverse stock split for current and prior year.

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

Financial Condition.  The amount of cash we currently have on hand, as of December 31, 2010, is $59, and the amount of negative working capital we have as of December 31, 2010 is ($35,752). The amount of cash we will need to operate our business over the next 12 months is estimated at $19,200. Therefore, the amount of cash we have on hand is insufficient to satisfy our cash requirements. We received $14,000 in cash from the private sale of convertible debt to our President and Chairman, Tal L. Kapelner during the quarter ended December 31, 2010. However, without an infusion of cash from additional revenues or future registered offerings or private placements, management will likely have to continue to contribute money to pay our expenses.

Changes in Financial Condition – Fiscal Years 2011 and 2010.  Generally-speaking, our financial condition has remained approximately the same this current fiscal year, relative to our 2010 fiscal year, which ended March 31, 2010. While we failed this current fiscal year to generate revenues, we received $15,000 in cash from the private sale of shares of our preferred stock, and sold $14,000 of convertible debt to our President, Tal L. Kapelner to allow us to maintain our basic administrative responsibilities. Our cumulative loss continues to grow, however, standing now at $5,186,459. And our cash position has not significantly improved.

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

For the first nine months of our current fiscal year, our net loss was $87,912, as compared with $243,645 net loss for the comparable period last year. The net loss was larger last year because we issued $200,000 worth of stock in exchange for services in the second quarter of fiscal year 2010.

Liquidity and Capital Resources.  We announced earlier our intention to issue shares under an equity line of credit in the next 12 months. However, we no longer have such an intention and have cancelled any further negotiations with the would-be provider of such equity line.

We have a working capital deficit of $35,752 and a total deficit accumulated during development stage of $5,186,459 as of December 31, 2010, compared with a total deficit of $5,113,547 as of March 31, 2010, and a working capital deficit of $11,990 as of March 31, 2009. The huge jump in our deficit was as a result of a one-time charge in the fourth quarter of our fiscal year ended March 31, 2010, associated with the issuance of shares of our Preferred Stock Class, Series A to our President Tal L. Kapelner. These Series A shares can be converted into 80% of the total outstanding shares of common stock at any time, regardless of the amount of common shares that are outstanding.

We had $34,608 of net cash used in operating activities for the quarter ended December 31, 2010, compared with $6,813 used during the quarter ended December 31, 2009.

We had $29,518 of net cash used in operating activities for the nine months ended December 31, 2010, as compared with $42,732 for the nine months ended December 31, 2009. The $29,150 in cash from financing activities for the nine months ended December 31, 2010 came from two convertible notes issued with a face value of $11,000 and $3,000  and the sale of preferred stock for $15,000 and $150 of capital contributions, while the $44,900 provided by financing activities for the same period last year came from $12,900 in contributed capital from our management, as well as $32,000 in convertible notes sold.

Plan for the next 12 months.  In Fiscal Year 2011, which began April 1, 2010, we plan to continue pitching our pilot script for “Flagged”, as well as produce our film “Writers’ Assistants” and finish developing a web strategy which may include producing a web-based serial (“webisodic programming”) and/or producing short vignettes and skits for use solely as a marketing and branding tool.

Spinoffs.  In January of 2011 – after the period covered by this quarterly report – we spun off all three of our subsidiaries, Writers’ Assistants Movie, Inc., His Name Is Noah Movie, Inc. and Forever Man Movie, Inc. Each of these three subsidiaries were charged with producing a single film, and it was determined that the best way to achieve that was to have them spun off into separate independent entities, so as to more easily access financing among investors looking to more carefully tailor their financing to a single movie rather than an entire multi-layered entertainment conglomerate.

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

More recently, during the last week of December, 2010, Messrs. Kapelner and Dibley met with a well-established comedic actor, writer and comedian with close ties to the named sports personalities in our “Flagged” pilot script. The actor/writer/comedian with whom Messrs. Kapelner and Dibley met enjoyed the script, while asking for specific changes to be presented to him in a rewrite. The actor/writer/comedian indicated that he would have a decision as to whether he would act in the project, help produce the project, or pass on the project, by June of 2011.

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

Controls and Procedures.

Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our third quarter (December 31, 2010) for fiscal year 2011, and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have a material weakness regarding proper segregation of duties for the preparation of our consolidated financial statements. As of December 31, 2010, the majority of the preparation of consolidated financial statements was carried out by one person, who is an independent CPA to the Company. Additionally, the Company currently only has one officer/director having oversight on all transactions.  We plan to remedy the material weakness once operations expand to include employees, and/or the production of self-generated and owned entertainment products.

There have been no changes in our internal control over financial reporting during the third quarter of our current fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WRITERS’ GROUP FILM CORP.

February 21, 2011	By:	/s/ Tal L. Kapelner
Tal L. Kapelner
President and Chairman

February 21, 2011	By:	/s/ Ariella Kapelner
Ariella Kapelner
Principal Financial Officer and Director