Form 10-K
period 2011-03-31
Writers Group Film Corp
filed 2011-08-25
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

Commission file number: 333-156832
I.R.S. Employer I.D. #: 56-2646829

a Delaware corporation

8200 Wilshire Boulevard,
Suite 200
Beverly Hills, CA  90211
310.461.3737

We have no securities registered under section 12(b) or 12(g) of the Securities Exchange Act of 1934.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No [not required]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, was approximately $2,530,908.

The number of shares outstanding of our Common Stock is 390,090,070 as of August 5, 2011.

The number of shares outstanding of our Preferred Stock is 15,000 as of August 5, 2011.

There are no other classes of stock.

PART I

ITEM 1.   BUSINESS.

Writers’ Group Film Corp (sometimes the "Company") is a Delaware corporation incorporated on March 9, 2007.  On February 25, 2011, we acquired all of the outstanding shares of capital stock of Front Row Networks, Inc., a Nevada corporation (sometimes “Front Row”) from its shareholders and the Company (directly or through Front Row) is currently engaged in content creation to produce, acquire and distribute live concerts in three dimensional format (“3D”) for initial worldwide digital broadcast into digitally-enabled movie theaters and thereafter, licensed to DVD and Blu-Ray retailers, free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. We believe that the licensing of the distribution rights to the live concerts will be the primary source of revenue for the Company.

We further believe that we will be able to generate revenue when we present live concerts in 3D, at lower ticket prices, to a worldwide fan base in a cost-effective manner.

The Company intends to acquire additional licensing rights from the artist and concert sponsors and will sell merchandise, such as clothing, household goods, and other products, tailored to each artist and to each sponsor, in movie theaters where the live concert is exhibited.

We believe that by packaging new 3D concert theatrical events, with existing 2D and 3D catalogues, Front Row will create an identity as the premiere brand in 3D theatrical events.

The Company believes that the entertainment and music industry is experiencing major market expansion along with major structural and technological change, to include the 3D format.  Although the industry is dominated by the major studios, the Company believes that there is still opportunity for independent production of theatrical content.

We anticipate that any selection of any content and our participation in the venture may be complex and extremely risky. Further, there can be no assurance that any of our digital broadcasts that are completed will be successfully marketed.  Due to current general economic condition and the shortages of available capital, there is no assurance that we will be able to identify and evaluate and produce marketable content.

We intend to use outside financing wherever it is possible for our 3D productions.  This ability will allow the Company to attract higher quality independent projects.  Typically a single purpose entity specific to the film project will be established to produce and finance the concert.  This entity then contracts with the financing parties and the artists and sponsors.  We will be competing, however, with other established and well-financed entities.

The Company has divested itself of the current film library and work in progress and the pilot television episode and the Company currently does not intend to produce any additional film or television products other than concerts that can be produced in the 3D format.

ITEM 1A.  RISK FACTORS.

1.   The creation of content for the entertainment industry is highly competitive and we will be competing with companies with much greater resources than we have.

The business in which we engage is significantly competitive.  Each of our primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films.  We will compete with major entertainment and motion picture studios, such as Sony, Warner Brothers and The Walt Disney Company, for general content.  We also anticipate that we will compete with a large number of United States-based and international distributors of independent films, including divisions of The Walt Disney Company/Pixar, Warner Brothers, Universal, Paramount/Dreamworks, Fox and Sony/MGM in the production of concerts that may be expected to appeal to national and international audiences.  More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of entertainment.

The production and distribution of Blu-Ray and video disks are significantly competitive businesses, as they compete with each other, in addition to other forms of entertainment and leisure activities.  There will be a proliferation of free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers looking for any content, to include content that is not related live concerts.

There is also active competition among all production companies in the entertainment and related industries for services of producers, directors, musicians and others and for the acquisition of literary properties.  The increased number of theatrical films released in the United States has resulted in increased competition for theater space and audience attention and may have an effect on competing live 3D concert broadcasting.

Revenues for any entertainment products depend in part on general economic conditions, but the competitive situation of a producer of films and concerts is still greatly affected by the quality of, and public response to, the entertainment product that the artist makes available to the marketplace.

There is strong competition throughout the home video industry, both from home video subsidiaries of several major motion picture studios and from independent companies, as well as from new film viewing opportunities such as pay-per-view.

2.   Audience acceptance of our live concerts in 3D will determine our success, and the prediction of such acceptance is inherently risky.

We believe that our live concert theatrical success will be dependent upon general public acceptance, marketing, advertising and the quality of the production.  The Company's production will compete with numerous independent and foreign productions, in addition to productions produced and distributed by a number of major domestic companies, many of which are divisions of conglomerate corporations with assets and resources substantially greater than that of ours.  Our management believes that in recent years with the current promotion of 3D movies and equipment to show 3D productions, that there has been an increase in competition in virtually all facets of our business.  The growth of pay-per-view television and the use of home video products may have an effect upon theater attendance and non-theatrical motion picture distribution.  As we may distribute productions to all of these markets, it is not possible to determine how our business will be affected by the developments, and accordingly, the resultant impact on our financial statements.  Moreover, audience acceptance can be affected by any number of things over which we cannot exercise control, such as a shift in leisure time activities or audience acceptance of a particular style of music or artist.

3.   The competition for booking screens may have an adverse effect to any theatrical revenues.

In the distribution of motion pictures, there is very active competition to obtain bookings of pictures in theaters and television networks and stations throughout the world.  A number of major motion picture companies have acquired motion picture theaters.  Such acquisitions may have an adverse effect on our distribution endeavors and our ability to book certain theaters which, due to their prestige, size and quality of facilities, are deemed to be especially desirable for motion picture bookings.

4.   We have limited financial resources and there are risks we may be unable to acquire financing when needed.

To achieve and maintain competitiveness, we may be required to raise substantial funds.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We anticipate that we may need to raise additional capital to develop, promote and distribute our live concerts and to acquire property rights of the artists.  Such additional capital may be raised through public or private financing as well as borrowings and other sources.  Public or private offerings may dilute the ownership interests of our stockholders.  Additional funding may not be available under favorable terms, if at all.  If adequate funds are not available, we may be required to limit our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish and thereby reduce revenues to the company.

5.   We are at the risk of telephone and internet competition which may develop and the effects of which we cannot predict.

The telephone application and internet market is new, rapidly evolving and intensely competitive.  We believe that the principal competitive factors in maintaining a telephone application and an internet business are selection, convenience of download and other features, price, speed and accessibility, customer service, quality of image and site content, and reliability and speed of fulfillment.  Although we intend to be able to compete in this market, in 2D and maybe 3D when technology is further developed, many potential competitors have longer operating histories, more customers, greater brand recognition, and significantly greater financial, marketing and other resources.  In addition, larger, well-established and well-financed entities may acquire, invest in, or form joint ventures as the Internet, and e-commerce in general, become more widely accepted.

  In addition, we will face competition on any sale of merchandise that is tailored to an artist and sponsor, or either.  Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do.

6.   We are at risk of technological changes to which we may be unable to adapt as swiftly as our competition.

We believe that our future success will be partially affected by continued growth in the use of digital and 3D broadcasting.  The production, acquisition and distribution of live concerts in movie theaters and by  DVD and Blu-Ray retailers, free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers are relatively new, and predicting the extent of further growth, if any, are difficult. The market for 3D content is characterized by rapid technological developments, evolving industry standards and customer demands and frequent new product introductions and enhancements.  Our failure to adapt to any technological developments effectively could adversely affect our business, operating results, and financial condition.

7.   The DVD and Blu-Ray and the distribution of entertainment content and related materials are at a high risk for piracy which may affect our earnings.

The entertainment content distribution industry, including us, may continue to lose an indeterminate amount of revenue as a result of piracy both in the country to unauthorized copying from our product at post production houses, copies of prints in circulation to theaters, unauthorized video taping at theaters and other illegal means of acquiring our copy written material. The USTR has placed Argentina, Brazil, Egypt, Indonesia, Israel, Kuwait, Lebanon, Pakistan, the Philippines, Russia, The Ukraine and Venezuela on the 301 Special Watch List for excessive rates of piracy of motion pictures and optical disks. The USTR has placed Azerbaijan, Bahamas, Belarus, Belize, Bolivia, Bulgaria, Colombia, the Dominican Republic, Ecuador, Hungary, Italy, Korea, Latvia, Lithuania, Mexico, Peru, Romania, Taiwan, Tajikistan, Thailand, and Uzbekistan on the watch list for excessive piracy.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

We utilize an executive office at 8200 Wilshire Boulevard, Suite 200, Beverly Hills, California  90211.  This space is located near the major production studios in Los Angeles County.  Our rent consists of 200 square feet at $ 199.00 per month pursuant to a lease for one year.

ITEM 3.   LEGAL PROCEEDINGS.

On May 16, 2011, an individual George Sharp filed a lawsuit against Writer's Group Film Corp., Front Row Networks, Inc. Tal Kapelner, Ariella Kapelner and John Diaz, in the Superior Court, County of Los Angeles.  The nature of the litigation is fraud and negligent misrepresentation, and violation of California Corporations Code Section 25400.  The Company plans to actively contest this case.  We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the lawsuit.

Other than this lawsuit, there is no litigation pending or threatened by or against the Company.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Bulletin Board System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during fiscal 2011.  The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2011

Quarter	High	Low

First	.0025	.0009
Second	.0009	.0003
Third	.0025	.0002
Fourth	.22	.0004

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b)  Holders.

There are 49 holders of record of the Company's Common Stock.

Currently, a certain number of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resales under said Rule if the seller complies with said Rule

In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions) issued by a shell company. Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11) if the seller complies with said Rule.

(c)  Dividends.

We have declared no stock or cash dividends and we do not intend to declare or pay any dividends in the future.

(d)  Application of California law.

Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of our Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of Common Stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

(e)  Purchases of Equity Securities.

We (and affiliated purchasers) have made no purchases or repurchases of any securities of the Company or any other issuer.

(f)  Securities Authorized for Issuance under an Equity Compensation Plan.

We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

(g)  Recent Sale of Unregistered Securities

On February 25, 2010, we sold and issued an aggregate of 100,000,000 shares of common stock in exchange for all of the issued and outstanding shares of Front Row.  The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering.  Each of the three shareholders had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for the inception period ended March 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“we,” “us,” “our,” or “the Company” are to the combined business of Writers’ Group Film Corp..

•	“SEC” are to the Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview

Writers’ Group Film Corp. (“WRIT” or the “Company”) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters. This new concept is intended to present live concerts in 3D, at lower ticket prices, to a massive fan base worldwide in a cost-effective manner. Following the initial 3D theatrical run, the distribution rights to the concerts will be licensed, in both 2D and 3D format, to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. Front Row Networks will also sell merchandising, such as clothing, household goods, and other products, tailored to each Artist and to each Sponsor, in movie theaters where the live concert is exhibited

In February 2011, Front Row Networks, Inc. completed a reverse acquisition transaction through a share exchange with Writers Group Film Corp., whereby WRIT acquired 100% of the issued and outstanding capital stock of the Company in exchange for 100,000,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT’s wholly-owned subsidiary and the former FRN’s shareholders became controlling stockholders of WRIT.  The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement will be those of FRN and will be recorded at the historical cost basis.  After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements will include the assets and liabilities of both FRN and WRIT, the historical operations of FRN and the operations of WRIT from the closing date of the Share Exchange Agreement.

The "Flagged" TV project, co-written and developed by former officer and director Tal Kapelner, was sold to Mr. Kapelner for a nominal amount in conjunction with the acquisition of Front Row Networks, and is no longer part of the business plan of Writers' Group.

Financial Performance Highlights

The following summarizes certain key financial information for the inception period ended March 31, 2011:

•	Revenues: Our revenues were $160,000 for the inception period ended March 31, 2011.

•	Gross profit and margin: Gross profit was $29,541 and gross margin of 18.5% for the inception period ended March 31, 2011.

•	Net loss: Net loss was $14,708 for the inception period ended March 31, 2011.

Results of Operations

Financial information for the inception period ended March 31, 2011:

Revenues. The Company entered into a Production Services Agreement in November 2010 to provide the pre-production, principal photography and post-production services for a music video. The services were completed in December 2010 and the total charge was $160,000 for the services.

Cost of revenue. We incurred $130,459 cost for the pre-production, principal photography and post-production of the music video.

Gross profit and gross margin. Our gross profit is equal to the difference between our revenues and our cost of revenue.  Our gross profit was $29,541 and gross margin was 18.5% for the inception period ended March 31, 2011.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. The general and administrative expenses were $38,163 for the inception period ended March 31, 2011.

Loss from operations. Our loss from operations was $8,622 for the inception period ended March 31, 2011.

Interest expense. We incurred $6,086 interest expense related to the convertible debt.

Net loss. As a result of the foregoing factors, in the year ended March 31, 2011, we generated a net loss of $14,708.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $14,708 at March 31, 2011 that includes losses of $14,708 for the initial period ended March 31, 2011. The Company also had a working capital deficiency of $51,444 and negative additional paid-in capital of $157,867 as of March 31, 2011.  This factor raises substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2011, we had $58,598 cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and borrowings from related party.

Cash Flows

For The Initial Period Ended March 31, 2011
Net cash used in operating activities	$(36,304)
Net cash used in investing activities	(13,708)
Net cash provided by financing activities	108,610

Net increase in cash and cash equivalents	58,598
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at end of the period	58,598

Operating activitiesNet cash used in operating activities was $36,304 for the inception period ended March 31, 2011. The net cash used in operating activities is primarily due to the net loss and increase in accounts receivable during the perioInvesting activities

Net cash used in investing activities was $13,708 for the inception period ended March 31, 2011. The net cash used in investing activities is primarily due to funds lent to related parties.

Financing activities

Net cash provided by financing activities was $108,610 for the inception period ended March 31, 2011. The net cash used in financing activities is primarily due to funds borrowed from related parties offset by shareholder distribution.

Loan Commitments

As of March 31, 2011, we borrowed $238,162 from related parties. The borrowings are detailed as following:

•
The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at February 8, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

•
On January 11, 2011, the Company entered into a loan agreement with 3D Conversion Rights LLC, a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company, to borrow $60,000 for seven months and later extended to 12 months with maturity date at February 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% prorated daily.

•
In March 2011, the Company entered into a loan agreement with 3D Conversion Rights LLC, a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company, to borrow $117,600 for twelve months with maturity date at April 4, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% prorated daily.

As of March 31, 2011, we have $6,790 convertible debts with third party debt holders.  These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 679 million shares. The debts are in default at March 31, 2011.

As of March 31, 2011, we have $21,615 convertible debts with related party debt holders. These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 3,445 million shares. The debts issued in September 2009 and March 2010 are in default as of March 31, 2011.

Obligations under Material Contracts

Except with respect to the loan obligations disclosed above, we have no obligations to pay cash or deliver cash to any other party.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost controls in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introduction.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

•
Accounts Receivable: Accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit related losses.

•
Revenue Recognition: We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Recent Accounting Pronouncements

See Note 2. “Summary of Significant Accounting Policies — Recently issued accounting pronouncements” to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Writers' Group Film Corp.
Glendale, California

We have audited the accompanying consolidated balance sheet of Writers' Group Film Corp. and its wholly owned subsidiary (collectively, the “Company”) as of March 31, 2011, the related consolidated statements of operations, cash flows and changes in shareholders’ deficit for the period from July 27, 2010 (inception) through March 31, 2011. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011, and the results of their operations and their cash flows for the period from July 27, 2010 (inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 18, 2011

Writers' Group Film Corp.
Consolidated Balance Sheet

March 31, 2011
Assets
Current Assets
Cash and cash equivalents	$58,598
Accounts receivable, net	25,000
Prepaid expense and other assets	5,000
Due from related parties - short term	13,708
Total current assets	102,306
Total Assets	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accrued liabilities	$4,783
Convertible debts	6,790
Convertible debts – related party	21,615
Due to related parties - short term	120,562
Total current liabilities	153,750
Due to related parties - long term	117,600
Total Liabilities	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 8,500 shares issued and outstanding	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.00001 par value, 20,000,000,000 shares authorized, 353,090,750 shares issued and outstanding	3,531
Additional paid in capital	(157,867)
Retained deficit	(14,708)
Total shareholders' deficit	(169,044)
Total Liabilities and Shareholders' Deficit	$102,306

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations

For the Inception Period Ended
March 31, 2011

Revenues	$160,000
Cost of Revenue	(130,459)
Gross Profit	29,541

Operating Costs and Expenses
Wages and benefits	14,318
Other general and administrative	23,845
Total operating expenses	38,163
Loss from operations	(8,622)
Interest expense	(6,086)
Loss before income taxes	(14,708)
Income taxes	-
Net loss	$(14,708)

Net Loss per Share – Basic and Diluted	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	43,907,229

The accompanying notes are an integral part of these consolidated financial statements.

WRITERS’ GROUP FILM CORP.
Consolidated Statements of Changes in Shareholders’ Deficit

For The Inception Period Ended March 31, 2011

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Shares issued at share exchange	100,000,000	1,000	-	-	-	-	(1,000)	-	-
Reverse merger adjustment	213,090,750	2,131	10,000	-	8,500	-	(27,315)	-	(25,184)
Shares issued for convertible debt	40,000,000	400	-	-	-	-	-	-	400
Shareholder contribution	-	-	-	-	-	-	1,000	-	1,000
Shareholder distribution	-	-	-	-	-	-	(130,552)	-	(130,552)
Net loss	-	-	-	-	-	-	-	(14,708)	(14,708)
Balance, March 31, 2011	353,090,750	$3,531	10,000	$-	8,500	$-	$(157,867)	$(14,708)	$(169,044)

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Cash Flows

For the Inception Period Ended
March 31, 2011

Cash Flows From Operating Activities

Net loss	$(14,708)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of debt discount	5,766
Changes in operating assets and liabilities:
Accounts receivable, net	(25,000)
Prepaid expenses and other assets	(5,000)
Accrued liability	2,638
Net cash used in operating activities	(36,304)

Cash Flows From Investing Activities
Advance/loans – related parties	(13,708)

Cash Flows From Financing Activities
Shareholder contribution	1,000
Shareholder distribution	(130,552)
Borrowing from related parties	238,162
Net cash provided by financing activities	108,610

Net increase in cash and cash equivalents	58,598
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$58,598

Supplemental disclosure information:
Income taxes paid	$-
Interest paid	$-
Non-cash investing and financing activities:
Shares issued at share exchange	$1,000
Reverse merger adjustment	$2,131
Assumption of convertible debt acquired in reverse merger	$25,184
Shares issued for convertible debt	$400

The accompanying notes are an integral part of these consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Writers’ Group Film Corp. (“we”, “our”, “WRIT” or the “Company”) was incorporated in the state of Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks, Inc. (“Front Row”) was incorporated on July 27, 2010 in the state of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers. During the initial period, the Company produced a single music video.

On February 25, 2011, the Company acquired Front Row in exchange for 100,000,000 common shares in a transaction accounted for as a reverse merger. As a result of this transaction, Front Row’s shareholders became the Company’s majority shareholders.

Consequently, the assets and liabilities and the historical operations that will be reflected in the consolidated financial statements for periods prior to February 25, 2011 will be those of Front Row and will be recorded at the historical cost basis.  After February 25, 2011, the Company’s consolidated financial statements will include the assets and liabilities of both Front Row and  WRIT and the historical operations of both after that date.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $14,708 at March 31, 2011 that includes losses of $14,708 for the period from inception through March 31, 2011. The Company also had a working capital deficiency of $51,444 and negative additional paid-in capital of $157,867 as of March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Prior to the acquisition of Front Row, WRIT’s operations were intermittent and insignificant.  All related rights were sold to Tal Kapelner, former major shareholder of WRIT, for a nominal amount when Front Row was purchased.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the amount of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made.  However, actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced any credit related losses.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Fair Value of Financial Instruments

ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables and payables qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.  The three levels are defined as follows:

●	Level 1 -	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 -	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value.

It is management’s opinion that as of March 31, 2011, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet.  This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.  The carrying amounts of short-term loans approximate their fair values because the applicable interest rates approximate current market rates.

Convertible Notes Payable

The Company has issued convertible instruments which contain embedded conversion features. The Company has evaluated the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 and determined that, for all of the instruments, the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability.

The Company evaluated the conversion feature under ASC 815-40 for a beneficial conversion feature at inception. The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of the Company’s stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

Net Loss per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 4 - RELATED PARTY BALANCES AND TRANSACTIONS

Due from related party

At March 31, 2011, the Company has a receivable from Mr. John Diaz, the CEO and major shareholder of the Company of $13,708.  This borrowing bears no interest and is repayable on demand. Mr. Diaz plans to return the money in near future or write the amount off against the loans the Company owed to his wholly-owned company, 3D Conversion Rights LLC.

Due to related party

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder. The maturity date of this loan is February 8, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On January 11, 2011, the Company borrowed $60,000 from 3D Conversion Rights LLC, a company wholly- owned by Diaz, with a maturity date of February 1, 2012. In March 2011, the Company borrowed another $117,600 from 3D Conversion Rights LLC, with a maturity date of April 4, 2012. These loans bear no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5%.

NOTE 5 – CONVERTIBLE DEBT

Principal amount of convertible debt acquired in reverse merger	$7,190
Less: principal converted into common stock	(400)
Convertible debt outstanding on March 31, 2011	$6,790

 The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 679 million shares. The debts are in default at March 31, 2011.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the debts listed above and concluded these instruments were not required to be accounted for as derivatives. The Company also evaluated ASC 470-30 & ASC 470-05 and concluded that the conversion option was a beneficial conversion feature with an intrinsic value. The Company determined the intrinsic value of the conversion options on these debts and amortized the amount over the life of the debts using the effective interest rate method.  As of March 31, 2011, the beneficial conversion feature on these debts has been fully amortized.

In March 2011, $400 of convertible notes were converted into 40 million common shares at $0.00001 per share.

NOTE 6 – CONVERTIBLE DEBT – RELATED PARTY

Principal amount of convertible debts acquired in reverse merger	$34,450
Less: beneficial conversion feature	(18,601)
Add: amortization of debt discount	5,766
Convertible debts outstanding on March 31, 2011	$21,615

These convertible debts were issued in September 2009, March and December 2010, respectively, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 3,445 million shares. The debts issued in September 2009 and March 2010 are in default as of March 31, 2011.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the debts listed above and concluded these instruments were not required to be accounted for as derivatives. The Company also evaluated ASC 470-30 & ASC 470-05 and concluded that the conversion option was a beneficial conversion feature with an intrinsic value of $18,601 and recorded a discount on the debts of $5,766 during the initial period ended March 31, 2011. The discount will be amortized over the life of the debts using the effective interest rate method.  As of March 31, 2011, $12,835 remained unamortized.

NOTE 7 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of shares of common stock equal to four times the sum of all shares of common stock issued and outstanding at time of conversion plus all shares of Series B and Series C preferred stock issued and outstanding at time of conversion divided by the number of shares of Series A preferred stock issued and outstanding at the time of conversion.  The holders of Series A preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. The Company has 10,000 Series A preferred shares outstanding at March 31, 2011.

Each share of Series B preferred stock is convertible into the number of shares of common stock, par value $.00001 per share, equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. The holders of Series B preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion.  Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series B preferred stock, the holders of the Series B preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series B preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series B preferred stock held.  After the payment of the full applicable preference value of each share of the Series B preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock. The Company has 8,500 Series B preferred shares outstanding at March 31, 2011.

Each share of Series C preferred stock is convertible at any time into 500 shares of common stock, par value $.00001 per share.  The holders of Series C preferred stock are entitled to receive dividends when, and if declared by the Board of Directors, in its sole discretion. Upon liquidation, dissolution or winding up of the corporation, whether voluntarily or involuntarily, before any distribution or payment shall be made to the holders of any stock ranking  junior to the Series C preferred stock, the holders of the Series C preferred stock are entitled to be paid out of the assets of the corporation an amount equal to $1.00 per share or in the event of an aggregate subscription by a single subscriber for Series C preferred stock in excess of $100,000, $0.997 per share (as adjusted for any stock dividends, combinations, splits and recapitalization), plus all declared but unpaid dividends, for each share of Series C preferred stock held.  After the payment of the full applicable preference value of each share of the Series C preferred stock, the remaining assets of the corporation legally available for distribution, if any, will be distributed ratably to the holders of the corporation’s common stock. The Company has no Series C preferred shares outstanding at March 31, 2011.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the preferred stock listed above and concluded these instruments were not required to be accounted for as derivatives. The Company also evaluated the application of ASC 470-30 and ASC 470-505, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and ASC 470-30 and ASC 470-05, “ASC 470-30 & ASC 470-05 to Certain Convertible Instruments, and concluded that the conversion option was a beneficial conversion feature with intrinsic value. The Company determined the intrinsic value of the conversion options on the preferred stock to be $17,000 and recorded a deemed dividend on the preferred stock in this amount.

NOTE 8 – SHAREHOLDERS’ DEFICIT

During initial period ended March 31, 2011, certain shareholders contributed $1,000 to the Company.

During the initial period ended March 31, 2011, the Company’s CEO and major shareholder, Michael Sullivan, misappropriated $130,552 from the Company. Mr. Sullivan later entered into a loan agreement with the Company in February 2011 and pledged his equity interest in Writers’ Group Film Corp. as collateral. The amount was treated as a shareholder distribution as it is not expected to be fully recovered.

In February 2011, the Company issued 100 million common shares to acquire Front Row. The transaction was accounted for as a reverse merger. Shares outstanding immediately prior to the transaction and the net book value of WRIT are presented as the reverse merger adjustments.

NOTE 9 – CONCENTRATION

For the initial period ended March 31, 2011, 100% of the Company’s revenue is generated from one production service agreement signed with one customer.

NOTE 10 - SUBSEQUENT EVENTS

During April and May 2011, the Company borrowed $124,800 from Anvil International, Ltd. with maturity dates 12 months later.  The loans bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

During July 2011, the Company borrowed $100,000 from Tal Kapelner and due half in August and the other half in October 2011.  These loans bear no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.667% compounded monthly. In any event of default, the Holder has the right to receive up to 10,000 shares of the Preferred Class, Series B stock.

On July 18, 2011, certain Series B preferred stock holders converted 3,500 such shares into 7,000,000 common shares.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

(A)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2011. The Company has taken the steps described below to remediate such material weaknesses.

(B)  Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2011, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2011.

2. Deficiencies in the staffing of our financial accounting department. Management had engaged an outside CPA to assist in the financial reporting. However, the number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3. Deficiencies in Segregation of Duties. The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management is still determining additional measures to remediate deficiencies related to staffing.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is not an "accelerated filer" for the 2011 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

Other than the Form 8-Ks filed during the fourth quarter, we have no other information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

John Diaz	60	President

Eric Mitchell	45	Treasurer and CFO

Wendy Haviland	50	Secretary

John Diaz, Chief Executive Officer.  From his start as a non-paid stage manager at the original Woodstock, John Diaz has enjoyed a nearly 40 year career in music & video production and distribution. With the advent of new distribution platforms for music in the early 1980’s, like the dawn of MTV and the explosion of music videos as a medium and art form, John established himself as one of the leading producers of music videos & events for broadcast throughout the 90’s. Mr. Diaz has produced domestic and international TV for some of the largest music events in history, including specials with Bob Dylan, Bruce Springsteen, Sting, The Rolling Stones and many others. Turning to the Internet as an emerging content distribution technology in the 90’s, he was part of the forefront of today’s digital media. Mr. Diaz has focused his energies on bringing music and other digital content distribution to the Internet, first as a founding employee of mp3.com, then as EVP of Vivendi/Universal’s Internet arm, VUNET.

Eric Mitchell, Chief Financial Officer.  Eric Mitchell has over 20 years of financial, business development, and strategic planning experience in the motion picture industry.  Mr. Mitchell’s acquisition and financial talents helped Sony Pictures’ Tri-Star division acquire theatrical distribution rights to such hits as Cliffhanger, Sniper, Threesome, and Weekend at Bernie’s 2. Mitchell assisted Tri-Star in acquiring multi-picture distribution rights with Carolco Pictures; the deal generated $250 million in profit for the studio and led to such hits as LA Story, Universal Soldier, The Doors, Total Recall, Basic Instinct and Terminator 2. As an advisor to Ascendant Pictures and VIP Media Fund, the largest German tax fund, Eric participated in placing over $500 million dollars in production financing into 46 feature films. Mr. Mitchell is a graduate of Carnegie Mellon University and received his M.S. in Management from the Massachusetts Institute of Technology’s Sloan School.

Wendy Haviland, Secretary.  Wendy Haviland has over 15 years of investor relations and business development experience

Our officers and directors may be deemed promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board of Directors.

There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-K.

Audit Committee.

Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Diaz President	FY2010 FY2009	- -	- -	- -	- -	- -	- -	$-	-
Eric Mitchell CFO	FY2010 FY2009	- -	- -	- -	- -	- -	- -	- -	- -
Wendy L. Haviland Secretary

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Diaz	-	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)  Security Ownership of Certain Beneficial Owners.

(b)  Security Ownership of Management.

The following table sets forth the security and beneficial ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company, and any holder of more than 5% of each class of stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	John Diaz	45,000,000 shares	11.5%

Common Stock	Eric Mitchell	0 shares	0%

Common Stock	Wendy Haviland	0 shares	0%

Common Stock	Michael Sullivan	45,000,000 shares	11.5%

Preferred Stock, Series A	John Diaz	10,000 shares	100%

(c)  Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 15, 2011, the Company’s former CEO and major shareholder, Michael Sullivan, entered into a loan agreement with the company to borrow $130,552 from the Company with maturity date at February 14, 2012.  The loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.  Mr. Sullivan’s equity interests in Writers Group Film Corporation (WRIT) are held as collateral for this loan.

At June 30, 2011, the Company has a receivable from Mr. John Diaz, the CEO and major shareholder of the Company in the amount of $13,708.  This borrowing bears no interest and is repayable on demand.

At June 30, 2011, the Company has a receivable from Mr. Eric Mitchell, the CFO of the Company in the amount of $1,000.  This borrowing bears no interest and will be paid back in 60 days.

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at February 8, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On January 11, 2011, the Company entered into a loan agreement with 3D Conversion Rights LLC, a company owned by Mr. John Diaz, the CEO and major shareholder of the Company, to borrow $60,000 for seven months and later extended to 12 months with maturity date at February 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

In March 2011, the Company entered into a loan agreement with 3D Conversion Rights LLC, a company owned by Mr. John Diaz, the CEO and major shareholder of the Company, to borrow $117,600 for twelve months with maturity date at April 4, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2011	March 31, 2010

Audit Fees	Approximately $30,000	$25,170
Audit Related Fees	Approximately $10,000	$0
Tax Fees	$0
All Other Fees	$0

Pre Approval of Services by the Independent Auditor

The Board of Directors has established policies and procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to MaloneBailey LLP were pre-approved by the Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

There are no reports on Form 8-K incorporated herein by reference.

We are a reporting company pursuant to the requirements of the 1934 Act and we file quarterly, annual and other reports with the Securities and Exchange Commission. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Web site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

The following documents are filed as part of this report:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

32.2	Section 906 Certification.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Writers’ Group Film Corp.

Date: August 16, 2011	By:	/s/ John Diaz
John Diaz
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 16, 2011	By:	/s/ John Diaz
John Diaz
President and Sole Director