Form 10-Q
period 2011-06-30
Writers Group Film Corp
filed 2011-08-25
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

WRITERS’ GROUP FILM CORP.

a Delaware corporation

8200 Wilshire Boulevard,
Suite 200
Beverly Hills, CA  90211
310.461.3737

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

 There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WRITERS’ GROUP FILM CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	March 31,
	2011	2011
Assets
Current Assets
Cash and cash equivalents	$98,816	$58,598
Accounts receivable, net	-	25,000
Prepaid expense and other assets	22,278	5,000
Due from related parties – short term	14,708	13,708
Total current assets	135,802	102,306
Total Assets	$135,802	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$8,906	$-
Accrued liabilities	18,100	4,783
Convertible debts	5,490	6,790
Convertible debts – related party	23,346	21,615
Notes payable	124,800	-
Due to related parties - short term	238,162	120,562
Total current liabilities	418,804	153,750
Due to related parties - long term	-	117,600
Total Liabilities	418,804	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 8,500 shares issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 483,090,750 and 353,090,750 shares issued and outstanding	4,831	3,531
Additional paid in capital	(157,867)	(157,867)
Retained deficits	(129,966)	(14,708)
Total shareholders' deficit	(283,002)	(169,044)
Total Liabilities and Shareholders' Deficit	$135,802	$102,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended
June 30, 2011
(Unaudited)
Revenues	$-
Cost of Revenue	-
Gross Profit	-

Operating Costs and Expenses
Wages and benefits	66,359
Audit and accounting	11,220
Legal fee	18,906
Other general and administrative	16,362
Total operating expenses	112,847
Loss from operations	(112,847)
Interest expense	(2,411)
Loss before income taxes	(115,258)
Income taxes	-
Net loss	$(115,258)

Net Loss per Share – Basic and Diluted	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	414,189,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended
June 30, 2011
(Unaudited)
Cash Flows From Operating Activities
Net loss	$(115,258)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of debt discount	1,731
Changes in operating assets and liabilities:
Accounts receivable, net	25,000
Prepaid expenses and other assets	(17,278)
Accounts payable	8,906
Accrued liability	13,317
Net cash used in operating activities	(83,582)

Cash Flows From Investing Activities
Advances/loans - related parties	(1,000)

Cash Flows From Financing Activities
Borrowing on short term notes payable	124,800

Net increase in cash and cash equivalents	40,218

Cash and cash equivalents, beginning of period	58,598
Cash and cash equivalents, end of period	$98,816

Supplemental disclosure information:
Income taxes paid	$-
Interest paid	$-
Non-cash financing activities:
Shares issued for convertible debt	$1,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Writers’ Group Film Corp. (the “Company”) was incorporated in the state of Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks, Inc. (“Front Row”) was incorporated on July 27, 2010 in the state of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

On February 25, 2011, the Company acquired Front Row in exchange for all Series A Preferred Shares and 100,000,000 common shares in a transaction accounted for as a reverse merger. As a result of this transaction, Front Row’s shareholders became the Company’s majority shareholders.

The accompanying unaudited interim financial statements of Writers’ Group Film Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2011 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficit of $129,966 that includes losses of $115,258 for the three months ended June 30, 2011.  The Company also had a working capital deficiency of $283,002 and negative additional paid-in capital of $157,867 as of June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

On April 1, 2011, the Company entered into a loan agreement with Anvil International, Ltd. to borrow $25,000 for twelve months with maturity date at April 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On April 27, 2011, the Company entered into a loan agreement with Anvil International, Ltd. to borrow $49,800 for twelve months with maturity date at April 27, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On May 20, 2011, the Company entered into a loan agreement with Anvil International, Ltd. to borrow $50,000 for twelve months with maturity date at May 20, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

NOTE 4 – CONVERTIBLE DEBTS

Convertible debts outstanding on March 31, 2011	$6,790
Less: principal converted into common stock	(1,300)
Convertible debts outstanding on June 30, 2011	$5,490

During the three months period ended June 30, 2011, $1,300 of convertible debts was converted into 130 million shares of common stock at $0.00001 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended March 31, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to:

·	“we,” “us,” “our,” or “the Company” are to the combined business of Writers’ Group Film Corp..

·	“SEC” are to the Securities and Exchange Commission;

·	“Securities Act” are to the Securities Act of 1933, as amended;

·	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

·	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

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

In February 2011, Front Row Networks, Inc. entered into a share exchange agreement with Writers’ Group Film Corp., whereby Writers’ Group Film Corp. acquired 100% of the issued and outstanding capital stock of Front Row Networks, Inc. in exchange for 100,000,000 shares of the Common Stock of Writers’ Group Film Corp. As a result of the acquisition, Front Row Networks, Inc. became Writers’ Group Film Corp.’s wholly-owned subsidiary.

Financial Performance Highlights

The following summarizes certain key financial information for the quarter ended June 30, 2011:

·	Revenues: We did not generate revenue for quarter ended June 30, 2011.

·	Net loss: Net loss was $115,258 for the quarter ended June 30, 2011.

Results of Operations

Financial information for the quarter ended June 30, 2011:

The following table sets forth key components of our results of operations for the quarter ended June 30, 2011, both in dollars and as a percentage of our revenues.

	For the quarter ended June 30, 2011
	Amount	% of Revenues
Revenues	$-
Cost of revenue	-	-
Gross profit	-	-
Operating costs and expenses
General and administrative	112,847	-
Total operating costs and expenses	112,847	-
Loss from operations	(112,847)	-
Interest expenses	(2,411)	-
Loss before income taxes	(115,258)	-
Income taxes	-	-
Net income	$(115,258)	-

Revenues. The Company did not generate revenue for the quarter ended June 30, 2011.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees and other expenses incurred in connection with general operations. The general and administrative expenses were $112,847 for the quarter ended June 30, 2011.

Loss from operations. Our loss from operations was $112,847 for the quarter ended June 30, 2011.

Interest expense. We incurred $2,411 interest expense related to the convertible debt for the quarter ended June 30, 2011.

Net loss. As a result of the foregoing factors, in the quarter ended June 30, 2011, we generated a net loss of $115,258.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $129,966 at June 30, 2011 that includes losses of $115,258 for the three months ended June 30, 2011.  The Company also had a working capital deficiency of $284,002 and negative additional paid-in capital of $157,867 as of June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of June 30, 2011, we had $98,816 cash and cash equivalents. The following table provides detailed information about our net cash flow for the financial statement period presented in this report. To date, we have financed our operations primarily through cash flows from operations and short term borrowings.

Cash Flows

For The Quarter Ended June 30, 2011
Net cash used in operating activities	$(83,582)
Net cash used in investing activities	(1,000)
Net cash provided by financing activities	124,800

Net increase (decrease) in cash and cash equivalents	40,218
Cash and cash equivalents at beginning of the period	58,598
Cash and cash equivalents at end of the period	98,816

Operating activities

Net cash used in operating activities was $83,582 for the quarter ended June 30, 2011. The net cash used in operating activities is primarily due to the net loss and partially offset by the decrease in accounts receivable during the quarter.

Investing activities

Net cash used in investing activities was $1,000 for the quarter ended June 30, 2011. The net cash used in investing activities is primarily due to funds lent to related parties during the quarter.

Financing activities

Net cash provided by financing activities was $124,800 for the quarter ended June 30, 2011. The net cash used in financing activities is primarily due to short term borrowings during the quarter.

 Loan Commitments

As of June 30, 2011, we borrowed $238,162 from related parties. The borrowings are detailed as following:

·             The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at February 8, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

·             On January 11, 2011, the Company entered into a loan agreement with 3D Conversion Rights LLC, a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company, to borrow $60,000 for seven months and later extended to 12 months with maturity date at February 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% prorated daily.

·             In March 2011, the Company entered into a loan agreement with 3D Conversion Rights LLC, a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company, to borrow $117,600 for twelve months with maturity date at April 4, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% prorated daily.

As of June 30, 2011, we borrowed $124,800 from Anvil International Ltd. The borrowings are detailed as following:

·             On April 1, 2011, the Company entered into a loan agreement with Anvil International, Ltd. to borrow $25,000 for twelve months with maturity date at April 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

·             On April 27, 2011, the Company entered into a loan agreement with Anvil International, Ltd. to borrow $49,800 for twelve months with maturity date at April 27, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

·            On May 20, 2011, the Company entered into a loan agreement with Anvil International, Ltd. to borrow $50,000 for twelve months with maturity date at May 20, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

As of March 31, 2011, we have $5,490 convertible debts with third party debt holders.  These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 549 million shares. The debts are in default at June 30, 2011.

As of March 31, 2011, we have $23,346 convertible debts with related party debt holders. These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 3,445 million shares. The debts issued in September 2009 and March 2010 are in default as of June 30, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

●           Accounts Receivable: Accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit related losses.

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

CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2011. The Company has taken the steps described below to remediate such material weaknesses.

(b)	Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of June 30, 2011, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2011.

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

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is not an "accelerated filer" for the 2012 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Quarterly report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Quarterly Report on Form 10-K.

LEGAL PROCEEDINGS

On May 16, 2011, an individual George Sharp filed a lawsuit against Writer's Group Film Corp., Front Row Networks, Inc., former officer Tal Kapelner, former officer Ariella Kapelner and current President John Diaz, in the Superior Court, County of Los Angeles.  The nature of the litigation is fraud and negligent misrepresentation, and violation of California Corporations Code Section 25400.  The Company plans to actively contest this case.  We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the lawsuit.

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

.
WRITERS’ GROUP FILM CORP

August 24, 2011	By:	/s/ John Diaz
John Diaz, President and Sole Director

	By:	/s/ Eric Mitchell
Eric Mitchell, Principal Financial Officer