Form 10-Q
period 2011-09-30
Writers Group Film Corp
filed 2011-11-10
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

WRITERS’ GROUP FILM CORP.
a Delaware corporation

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

The number of shares outstanding of our Common Stock is 502,840,750 as of September 30, 2011.

The number of shares outstanding of our Preferred Stock is 10,000 as of September 30, 2011.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

WRITERS’ GROUP FILM CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2011	2011
Assets
Current Assets
Cash and cash equivalents	$17,159	$58,598
Accounts receivable, net	-	25,000
Prepaid expense and other assets	16,500	5,000
Due from related parties – short term	14,708	13,708
Total current assets	48,367	102,306
Total Assets	$48,367	$102,306

Liabilities and Shareholders' Deficit

Current Liabilities
Accounts payable	$77,790	$-
Accrued liabilities	55,390	4,783
Convertible debts	5,490	6,790
Convertible debts – related party	27,650	21,615
Notes payable	124,800	-
Due to related parties - short term	238,162	120,562
Total current liabilities	529,282	153,750
Due to related parties - long term	-	117,600
Total Liabilities	529,282	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none and 8,500 shares issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 502,840,750 and 353,090,750 shares issued and outstanding	5,029	3,531
Additional paid in capital	(136,065)	(157,867)
Retained deficits	(349,879)	(14,708)
Total shareholders' deficit	(480,915)	(169,044)
Total Liabilities and Shareholders' Deficit	$48,367	$102,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended	For the Three Months Ended
	September 30, 2011	September 30, 2011
Operating Costs and Expenses
Wages and benefits	$148,269	$81,910
Audit and accounting	44,830	33,610
Legal fee	64,306	45,400
Other general and administrative	70,393	54,031
Total operating expenses	327,798	214,951
Loss from operations	(327,798)	(214,951)
Interest expense	(7,373)	(4,962)
Net loss	$(335,171)	$(219,913)

Net Loss per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	453,648,127	492,677,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended
September 30, 2011

Cash Flows From Operating Activities
Net loss	$(335,171)
Adjustments to reconcile net loss to cash used in operating activities
Shares issued for service	22,000
Amortization of debt discount	6,035
Changes in operating assets and liabilities:
Accounts receivable, net	25,000
Prepaid expenses and other assets	(11,500)
Accounts payable	77,790
Accrued liability	50,607
Net cash used in operating activities	(165,239)

Cash Flows From Investing Activities
Advances/loans - related parties	(1,000)

Cash Flows From Financing Activities
Borrowing on short term notes payable	124,800

Net decrease in cash and cash equivalents	(41,439)

Cash and cash equivalents, beginning of period	58,598
Cash and cash equivalents, end of period	$17,159

Supplemental disclosure information:
Income taxes paid	$-
Interest paid	$-
Non-cash financing activities:
Shares issued for convertible debt	$1,300
Shares issued for preferred stock	$170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Writers’ Group Film Corp. (the “Company”) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks, Inc. (“Front Row”) was incorporated on July 27, 2010 in the state of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

There was no transactions through September 30, 2010 by Front Row.

On February 25, 2011, the Company acquired Front Row in exchange for all Series A Preferred Shares and 100,000,000 common shares in a transaction accounted for as a reverse merger. As a result of this transaction, Front Row’s shareholders became the Company’s majority shareholders.

The accompanying unaudited condensed consolidated interim financial statements of Writers’ Group Film Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2011 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficit of $349,879 that includes losses of $335,171 for the six months ended September 30, 2011.  The Company also had a working capital deficiency of $480,915 and negative additional paid-in capital of $136,065 as of September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

On April 1, 2011, the Company borrowed $25,000 from Anvil International, Ltd. for twelve months with maturity date at April 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On April 27, 2011, the Company borrowed $49,000 from Anvil International, Ltd. for twelve months with maturity date at April 27, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On May 20, 2011, the Company borrowed $50,000 from Anvil International, Ltd.for twelve months with maturity date at May 20, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

NOTE 4 – CONVERTIBLE DEBTS

Convertible debts outstanding on March 31, 2011	$6,790
Less: principal converted into common stock	(1,300)
Convertible debts outstanding on September 30, 2011	$5,490

During the six months period ended September 30, 2011, $1,300 of convertible debts was converted into 130 million shares of common stock at $0.00001 per share.

NOTE 5 – EQUITY

In July and August 2011, certain Series B preferred stock holders converted 8,500 such shares into 17,000,000 common shares.

On September 14, 2011, the Company filed an S-8 Registration Statement to register 2,750,000 shares of common stock issued to a consulting company. These shares have a fair value of $22,000.

NOTE 6 – Commitments & Contingencies

Litigation – George Sharp

On May 16, 2011, an individual George Sharp filed a lawsuit against Writer's Group Film Corp., Front Row Networks, Inc. Tal Kapelner, Ariella Kapelner and John Diaz, in the Superior Court, County of Los Angeles. The nature of the litigation is fraud and negligent misrepresentation, and violation of California Corporations Code Section 25400. The Company plans to actively contest this case. A hearing is scheduled on December 21, 2011. We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the lawsuit.

NOTE 7 - SUBSEQUENT EVENTS

On October 5, 2011, $300 of convertible debt was converted into 30 million common shares at $0.00001 per share.

On October 7, 2011, $200 of convertible debt was converted into 20 million shares at $0.00001 per share.

On October 10, 2011, $202.80 of convertible debt was converted into 20.28 million shares at $0.00001 per share.

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

Financial Performance Highlights

The following summarizes certain key financial information for the six and three months ended September 30, 2011:

·	Revenues: We did not generate revenue for the six months ended September 30, 2011.

·	Net loss: Net loss was $335,171 and $219,913 for the six and three months ended September 30, 2011, respectively.

Results of Operations

Financial information for the six months ended September 30, 2011:

The following table sets forth key components of our results of operations for the six months ended September 30, 2011.

For the six months ended September 30, 2011
Operating costs and expenses
General and administrative	$327,798
Total operating costs and expenses	327,798
Loss from operations	(327,798)
Interest expenses	(7,373)
Net loss	$(335,171)

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, legal fees and other expenses incurred in connection with general operations. The general and administrative expenses were $327,798 for the six months ended September 30, 2011.

Loss from operations. Our loss from operations was $327,798 for the six months ended September 30, 2011.

Interest expense. We incurred $7,373 interest expense related to the convertible debt for the six months ended September 30, 2011.

Net loss. As a result of the foregoing factors, in the six months ended September 30, 2011, we generated a net loss of $335,171.

 Financial information for the three months ended September 30, 2011:

The following table sets forth key components of our results of operations for the three months ended September 30, 2011.

For the three months ended September 30, 2011
Operating costs and expenses
General and administrative	$214,951
Total operating costs and expenses	214,951
Loss from operations	(214,951)
Interest expenses	(4,962)
Net loss	$(219,913)

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, legal fees and other expenses incurred in connection with general operations. The general and administrative expenses were $214,951 for the three months ended September 30, 2011.

Loss from operations. Our loss from operations was $214,951 for the three months ended September 30, 2011.

Interest expense. We incurred $4,962 interest expense related to the convertible debt for the three months ended September 30, 2011.

Net loss. As a result of the foregoing factors, in the three months ended September 30, 2011, we generated a net loss of $219,913.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $349,879 at September 30, 2011 that includes losses of $335,171 for the six months ended September 30, 2011.  The Company also had a working capital deficiency of $480,915 and negative additional paid-in capital of $136,065 as of September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2011, we had $17,159 cash and cash equivalents. The following table provides detailed information about our net cash flow for the financial statement period presented in this report. To date, we have financed our operations primarily through cash flows from operations and short term borrowings.

Cash Flows

For The Six Months Ended September 30, 2011
Net cash used in operating activities	$(165,239)
Net cash used in investing activities	(1,000)
Net cash provided by financing activities	124,800

Net decrease in cash and cash equivalents	(41,439)
Cash and cash equivalents at beginning of the period	58,598
Cash and cash equivalents at end of the period	17,159

Operating activities

Net cash used in operating activities was $165,239 for the six months ended September 30, 2011. The net cash used in operating activities is primarily due to the net loss and partially offset by shares issued for services, the decrease in accounts receivable and increase in accounts payable and accrued liabilities during the period.

Investing activities

Net cash used in investing activities was $1,000 for the six months ended September 30, 2011. The net cash used in investing activities is primarily due to funds lent to related parties during the period.

Financing activities

Net cash provided by financing activities was $124,800 for the six months ended September 30, 2011. The net cash used in financing activities is primarily due to short term borrowings during the period.

Loan Commitments

As of September 30, 2011, we borrowed $238,162 from related parties. The borrowings are detailed as following:

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

As of September 30, 2011, we borrowed $124,800 from Anvil International Ltd. The borrowings are detailed as following:

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

As of September 30, 2011, we have $5,490 convertible debts with third party debt holders.  These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 549 million shares. The debts are in default at September 30, 2011.

As of September 30, 2011, we have $27,650 convertible debts with related party debt holders. These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 3,445 million shares. The debts issued in September 2009 and March 2010 are in default as of September 30, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for us beginning in fiscal year 2012. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB amended requirements for the presentation of comprehensive income, to increase the prominence of other comprehensive income (OCI) in financial statements. Companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This amendment eliminates the option to present other comprehensive income in the statement of stockholders’ equity. The amendment is effective for us beginning in fiscal year 2012. The adoption of this guidance will not impact our financial position, results of operations or cash flows and will only impact the presentation of comprehensive income on our financial statements.

ITEM 3.         QUANITATIVE AND QUALILATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.T.     CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).   Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2011.  The Company has taken the steps described below to remediate such material weaknesses.

(b)	Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP").  The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements.  Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and the criteria described above, management has concluded that, as of September 30, 2011, our internal control over financial reporting was not effective.  We have noted the following deficiencies in our control environment:

1.  Deficiencies in Our Control Environment.  Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization.  This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2011.

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

The Company is not an "accelerated filer" for the 2012 fiscal year because it is qualified as a "small business issuer.”   Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company.  This Quarterly report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-K.

PART II
OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

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

ITEM 1A.      RISK FACTORS.

There has been no material change in the risk factors previously disclosed.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.         DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4.         REMOVED AND RESERVED

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

1. Exhibit (31)(i)and(ii)
2. Exhibit (32)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
.
WRITERS’ GROUP FILM CORP

November 10, 2011	By:	/s/ John Diaz
John Diaz, President and Sole Director

	By:	/s/ Eric Mitchell
Eric Mitchell, Principal Financial Officer