Form 10-K/A
period 2011-03-31
Writers Group Film Corp
filed 2012-02-14
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of our Common Stock is 390,090,750 as of August 5, 2011.

The number of shares outstanding of our Preferred Stock is 15,000 as of August 5, 2011.

There are no other classes of stock.

This Amended Form 10-K is filed to correct an amount of shares issued in the Share Exchange transaction from 213,090,750 shares to 113,090,750 shares.  The 100,000,000 shares issued for the private company shares were erroneously double-counted.  As of March 31, 2011, there are only 253,090,750 shares outstanding, not 353,090,750.  No financial amounts changed.  This correction is not considered a restatement but the correction of a clerical error in total shares outstanding.

TABLE OF CONTENTS

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

August 18, 2011

Writers' Group Film Corp.
Consolidated Balance Sheet

March 31, 2011
Assets
Current Assets
Cash and cash equivalents	$58,598
Accounts receivable, net	25,000
Prepaid expense and other assets	5,000
Due from related parties - short term	13,708
Total current assets	102,306
Total Assets	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accrued liabilities	$4,783
Convertible debts	6,790
Convertible debts – related party	21,615
Due to related parties - short term	120,562
Total current liabilities	153,750
Due to related parties - long term	117,600
Total Liabilities	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 8,500 shares issued and outstanding	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.00001 par value, 20,000,000,000 shares authorized, 253,090,750 shares issued and outstanding	2,531
Additional paid in capital	(156,867)
Retained deficit	(14,708)
Total shareholders' deficit	(169,044)
Total Liabilities and Shareholders' Deficit	$102,306

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations

For the Inception Period Ended
March 31, 2011

Revenues	$160,000
Cost of Revenue	(130,459)
Gross Profit	29,541

Operating Costs and Expenses
Wages and benefits	14,318
Other general and administrative	23,845
Total operating expenses	38,163
Loss from operations	(8,622)
Interest expense	(6,086)
Loss before income taxes	(14,708)
Income taxes	-
Net loss	$(14,708)

Net Loss per Share – Basic and Diluted	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	30,142,047

The accompanying notes are an integral part of these consolidated financial statements.

WRITERS’ GROUP FILM CORP.
Consolidated Statements of Changes in Shareholders’ Deficit

For The Inception Period Ended March 31, 2011

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Shares issued at share exchange	100,000,000	1,000	-	-	-	-	(1,000)	-	-
Reverse merger adjustment	113,090,750	2,131	10,000	-	8,500	-	(26,315)	-	(25,184)
Shares issued for convertible debt	40,000,000	400	-	-	-	-	-	-	400
Shareholder contribution	-	-	-	-	-	-	1,000	-	1,000
Shareholder distribution	-	-	-	-	-	-	(130,552)	-	(130,552)
Net loss	-	-	-	-	-	-	-	(14,708)	(14,708)
Balance, March 31, 2011	253,090,750	$2,531	10,000	$-	8,500	$-	$(156,867)	$(14,708)	$(169,044)

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

Writers’ Group Film Corp.

Date: February 13, 2012	By:	/s/ John Diaz
John Diaz
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2012	By:	/s/ John Diaz
John Diaz
President and Sole Director