Form 10-Q/A
period 2011-06-30
Writers Group Film Corp
filed 2012-02-14
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

There are no other classes of stock.

This Amended Form 10-Q is filed to correct an amount of shares issued in the Share Exchange transaction from 213,090,750 shares to 113,090,750 shares.  The 100,000,000 shares issued for the private company shares were erroneously double-counted.  As of June 30, 2011, there are only 383,090,750 shares outstanding, not 483,090,750.  No financial amounts changed.  This correction is not considered a restatement but the correction of a clerical error in total shares outstanding.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WRITERS’ GROUP FILM CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	March 31,
	2011	2011
Assets
Current Assets
Cash and cash equivalents	$98,816	$58,598
Accounts receivable, net	-	25,000
Prepaid expense and other assets	22,278	5,000
Due from related parties – short term	14,708	13,708
Total current assets	135,802	102,306
Total Assets	$135,802	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$8,906	$-
Accrued liabilities	18,100	4,783
Convertible debts	5,490	6,790
Convertible debts – related party	23,346	21,615
Notes payable	124,800	-
Due to related parties - short term	238,162	120,562
Total current liabilities	418,804	153,750
Due to related parties - long term	-	117,600
Total Liabilities	418,804	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 8,500 shares issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 383,090,750 and 253,090,750 shares issued and outstanding	3,831	2,531
Additional paid in capital	(156,867)	(156,867)
Retained deficits	(129,966)	(14,708)
Total shareholders' deficit	(283,002)	(169,044)
Total Liabilities and Shareholders' Deficit	$135,802	$102,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended
June 30, 2011
(Unaudited)
Revenues	$-
Cost of Revenue	-
Gross Profit	-

Operating Costs and Expenses
Wages and benefits	66,359
Audit and accounting	11,220
Legal fee	18,906
Other general and administrative	16,362
Total operating expenses	112,847
Loss from operations	(112,847)
Interest expense	(2,411)
Loss before income taxes	(115,258)
Income taxes	-
Net loss	$(115,258)

Net Loss per Share – Basic and Diluted	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	314,189,651

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
.
WRITERS’ GROUP FILM CORP

Date: February 13, 2012	By:	/s/ John Diaz
John Diaz, President and Sole Director

	By:	/s/ Eric Mitchell
Eric Mitchell, Principal Financial Officer