Form 10-Q
period 2011-12-31
Writers Group Film Corp
filed 2012-02-14
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of our Common Stock is 535,120,750 as of February 9, 2012.

The number of shares outstanding of our Series A Preferred Stock is 10,000 as of February 9, 2012.

The number of shares outstanding of our Series B Preferred Stock is 5,000 as of February 9, 2012.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Writers' Group Film Corp.
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2011	2011
Assets
Current Assets
Cash and cash equivalents	$392	$58,598
Accounts receivables, net	-	25,000
Prepaid expense and other assets	-	5,000
Due from related parties - short term	4,208	13,708
Total current assets	4,600	102,306
Total Assets	$4,600	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$52,190	$-
Accrued liability	97,262	4,783
Convertible debts	4,787	6,790
Convertible debts - related party	34,450	21,615
Notes payable	174,800	-
Due to related parties - short term	238,162	120,562
Total current liabilities	601,650	153,750
Due to related parties - long term	-	117,600
Total Liabilities	601,650	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 5,000 and 8,500 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 517,620,750 and 253,090,750 shares issued and outstanding, respectively	5,177	2,531
Additional paid in capital	(34,210)	(156,867)
Retained deficit	(568,017)	(14,708)
Total shareholders' deficit	(597,050)	(169,044)
Total Liabilities and Shareholders' Deficit	$4,600	$102,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statements of Operations
(Unaudited)

	For the nine months ended	For the three months ended	For the nine months ended	For the three months ended	For the six months ended
	December 31, 2011	December 31, 2011	December 31, 2010	December 31, 2010	September 30, 2011

Revenues	$-	$-	$160,000	$160,000	$-
Cost of Revenue	-	-	(101,458)	(101,458)	-
Gross Profit	-	-	58,542	58,542	-

Operating Costs and Expenses
Wages and benefits	$293,184	$144,915	$2,000	$2,000	148,269
Audit and accounting	51,915	7,085	-	-	44,830
Legal fee	46,853	(17,453)	9,600	9,600	64,306
Other general and administrative	146,527	76,134	1,554	1,554	70,393
Total operating expenses	538,479	210,681	13,154	13,154	327,798
Loss from operations	(538,479)	(210,681)	45,388	45,388	(327,798)
Interest expense	(14,830)	(7,457)	-	-	(7,373)
Net loss	$(553,309)	$(218,138)	$45,388	$45,388	$(335,171)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	396,517,877	481,791,402	213,090,750	213,090,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Writers' Group Film Corp.
 Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended	For the nine months ended
	December 31, 2011	December 31, 2010

Cash Flows From Operating Activities
Net loss	$(553,309)	$45,388
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	173,300	-
Amortization of debt discount	12,835	-
Changes in operating assets and liabilities:		-
Account receivable, net	25,000	(105,000)
Prepaid expenses and other assets	5,000	-
Accounts payable	52,190	-
Accrued liabilities	92,478	-
Net cash used in operating activities	(192,506)	(59,612)

Cash Flows From Investing Activities
Advances/loans - related parties	9,500	-

Cash Flows From Financing Activities
Borrowing on short term notes payable	124,800	60,561

Net decrease in cash and cash equivalents	(58,206)	949
Cash and cash equivalents, beginning of period	58,598	-
Cash and cash equivalents, end of period	$392	$949

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Shares issued for convertible debt	$2,003	$-
Shares issued for preferred stock	$170	$-
Issuance of note payable	$(100,000)	$-
Preferred stock issuance for note payable conversion	$50,000	$-

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

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2011 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficit of $568,017 that includes losses of $553,309 for the nine months ended December 31, 2011.  The Company also had a working capital deficiency of $597,050 as of December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Due from related party

On December 18, 2011, Mr. John Diaz, the CEO and major shareholder of the Company repaid $10,500 of his $13,708 borrowing from the Company, leaving a balance of $3,208 due to the Company as of December 31, 2011.  This borrowing bears no interest and is repayable on demand. Mr. Diaz plans to return the remaining balance in near future or write the amount off against the loans the Company owed to his wholly-owned company, 3D Conversion Rights LLC.

At December 31, 2011, the Company has a receivable from Mr. Eric Mitchell, the CFO of the Company in the amount of $1,000.

NOTE 4 – NOTES PAYABLE

On April 1, 2011, the Company borrowed $25,000 from Anvil International, Ltd. for twelve months with maturity date at April 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On April 27, 2011, the Company borrowed $49,800 from Anvil International, Ltd. for twelve months with maturity date at April 27, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On May 20, 2011, the Company borrowed $50,000 from Anvil International, Ltd. for twelve months with maturity date at May 20, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

On July 7, 2011, we modified our February 3, 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid In Capital.  One note, originally due August 25, 2011, was converted into Series B Preferred Stock (see Note 7). The remaining note was payable on October 13, 2011 and is currently in default. The holder has the right to convert into 5,000 shares of Series B Preferred Stock or receive the principal amount plus interest on overdue principal at a monthly rate of 0.667%, compounded monthly.

NOTE 5 – CONVERTIBLE DEBTS

Convertible debts outstanding on March 31, 2011	$6,790
Less: principal converted into common stock	(2,003)
Convertible debts outstanding on December 31, 2011	$4,787

During the nine months period ended December 31, 2011, $2,003 of convertible debts was converted into 200.3 million shares of common stock at $0.00001 per share.

NOTE 6 – CONVERTIBLE DEBT – RELATED PARTY

Principal amount of convertible debts acquired in reverse merger	$34,450
Less: beneficial conversion feature	(18,601)
Add: amortization of debt discount from inception to March 31, 2011	5,766
Convertible debts outstanding on March 31, 2011	$21,615

Add: amortization of debt discount during nine months ended December 31, 2011	12,835
Convertible debts outstanding on December 31, 2011	$34,450

NOTE 7 – EQUITY

In July and August 2011, certain Series B preferred stock holders converted 8,500 such shares into 17 million common shares.

On September 7, 2011, the Holder converted the August 25, 2011 Note into 5,000 Series B Preferred Stock.

On September 14, 2011, the Company filed an S-8 Registration Statement to register 2.75 million shares of common stock issued to a consulting company. These shares have a fair value of $22,000.

On December 2, 2011, the Company issued 44.5 million shares of common stock to its employees and various consulting companies. These shares have a fair value of $151,300.

During the nine months period ended December 31, 2011, $2,003 of convertible debts was converted into 200.3 million shares of common stock at $0.00001 per share.

NOTE 8 – COMMITMENTS & CONTINGENCIES

Litigation – George Sharp

On May 16, 2011, an individual George Sharp filed a lawsuit against Writer's Group Film Corp., Front Row Networks, Inc. Tal Kapelner, Ariella Kapelner and John Diaz, in the Superior Court, County of Los Angeles. The nature of the litigation is fraud and negligent misrepresentation, and violation of California Corporations Code Section 25400. The Company plans to actively contest this case. A hearing is scheduled on February 22, 2012. We are not able to predict or estimate the ultimate outcome or range of possible losses relating to the lawsuit.

NOTE 8 - SUBSEQUENT EVENTS

On January 18, 2012, $175 of convertible debts was converted into 17.5 million shares of common stock at $0.00001 per share.

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

Financial Performance Highlights

The following summarizes certain key financial information for the nine and three months ended December 31, 2011:

·	Revenues: We did not generate revenue for the nine months ended December 31, 2011.

·	Net loss: Net loss was $553,309 and $218,138 for the nine and three months ended December 31, 2011, respectively.

Results of Operations

Financial information for the nine months ended December 31, 2011and 2010:

The following table sets forth key components of our results of operations for the nine months ended December 31, 2011 and 2010.

	For the nine months ended
	12/31/2011	12/31/2010
Revenue	$-	$160,000
Cost of revenue	-	(101,458)
Gross profit	-	58,542
Operating costs and expenses
General and administrative	538,479	13,154
Total operating expenses	538,479	13,154
Income or loss from operations	(538,479)	45,388
Interest expenses	(14,830)	-
Net income (loss)	$(533,309)	$45,388

Revenues. We did not generate revenue for the nine months ended December 31, 2011. The Company entered into a Production Services Agreement in November 2010 to provide the pre-production, principal photography and post-production services for a music video. The services were completed in December 2010 and the total charge was $160,000 for the services.

Cost of revenue. We did not incur cost of production for the nine months ended December 31, 2011. We incurred $101,458 cost for the pre-production and principal photography of the music video during the nine months ended December 31, 2010.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, legal fees and other expenses incurred in connection with general operations.

Income or loss from operations. During the nine months ended December 31, 2011, our loss from operations was entirely from the general and administrative expenses. During the nine months ended December 31, 2010, we generated $45,388 income from operation, which is mainly from the service charge for a music video.

Interest expense. We incurred $14,830 and zero interest expense for the nine months ended December 31, 2011 and 2010, respectively. The interest expense for the nine months ended December 31, 2011 is primarily related to the convertible debt discount amortization.

Net income / loss. As a result of the foregoing factors, in the nine months ended December 31, 2011, we generated a net loss of $533,309. During the nine months ended December 31, 2010, we generated $45,388  net income, which is mainly from the service charge for a music video.

 Financial information for the three months ended December 31, 2011 and 2010:

The following table sets forth key components of our results of operations for the three months ended December 31, 2011 and 2010.

	For the three months ended
	12/31/2011	12/31/2010
Revenue	$-	$160,000
Cost of revenue	-	(101,458)
Gross profit	-	58,542
Operating costs and expenses
General and administrative	210,681	13,154
Total operating expenses	210,681	13,154
Loss from operations	(210,681)	45,388
Interest expenses	(7,457)	-
Net loss	$(218,138)	$45,388

Revenues. We did not generate revenue for the three months ended December 31, 2011. The Company entered into a Production Services Agreement in November 2010 to provide the pre-production, principal photography and post-production services for a music video. The services were completed in December 2010 and the total charge was $160,000 for the services.

Cost of revenue. We did not incur cost of production for the three months ended December 31, 2011. We incurred $101,458 cost for the pre-production and principal photography of the music video during the three months ended December 31, 2010.

General and administrative expenses. Our general and administrative expenses consist primarily of compensation and benefits to our general management, finance and administrative staff, professional advisor fees, legal fees and other expenses incurred in connection with general operations.

Income or loss from operations. During the three months ended December 31, 2011, our loss from operations was entirely from the general and administrative expenses. During the three months ended December 31, 2010, we generated $45,388 income from operation, which is mainly from the service charge for a music video.

Interest expense. We incurred $7,457 and zero interest expense for the three months ended December 31, 2011 and 2010, respectively. The interest expense for the three months ended December 31, 2011 is primarily related to the convertible debt discount amortization.

Net income / loss. As a result of the foregoing factors, in the three months ended December 31, 2011, we generated a net loss of $218,138. During the three months ended December 31, 2010, we generated $45,388  net income, which is mainly from the service charge for a music video.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $568,017 at December 31, 2011 that includes losses of $553,309 for the nine months ended December 31, 2011.  The Company also had a working capital deficiency of $547,050. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of December, 2011, we had $392 cash and cash equivalents. The following table provides detailed information about our net cash flow for the financial statement period presented in this report. To date, we have financed our operations primarily through cash flows from operations and short term borrowings.

Cash Flows
	For the three months ended
	12/31/2011	12/31/2010
Net cash used in operating activities	$(192,506)	$(59,612)
Net cash provided by investing activities	9,500	-
Net cash provided by financing activities	124,800	60,561

Net decrease in cash and cash equivalents	(58,206)	949
Cash and cash equivalents at beginning of the period	58,598	-
Cash and cash equivalents at end of the period	392	949

Operating activities

During the nine months ending December 31, 2011, the net cash used in operating activities is primarily due to the net loss and partially offset by non-cash stock based compensation costs, the decrease in accounts receivable and increase in accounts payable and accrued liabilities during the period.

During the nine months ending December 31, 2010, the net cash used in operating activities is mainly due to the net income and offset by increase in accounts receivable.

Investing activities

During the nine months ending December 31, 2011, the net cash provided by investing activities is primarily due to the payback of borrowing by related parties during the period.

No investing activities during the nine months ended December 31, 2010.

Financing activities

During the nine months ending December 31, 2011, the net cash used in financing activities is primarily due to short term borrowings during the period.

During the nine months ending December 31, 2010, the net cash provided in financing activities is mainly due to a borrowing during the period.

Loan Commitments

As of December 31, 2011, we borrowed $238,162 from related parties. The borrowings are detailed as following:

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

As of December 31, 2011, we borrowed $124,800 from Anvil International Ltd. The borrowings are detailed as following:

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

As of December 31, 2011, we have $50,000 Note Payable with a third party individual. The Note was payable on October 13, 2011. The Note is current in default. Upon default, the holder has the right to receive 5,000 shares of Series B Preferred Stock of the Company or receive the principle amount plus interest on overdue principle at a monthly rate of 0.667%, compound monthly.

As of December 31, 2011, we have $4,787 convertible debts with third party debt holders.  These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 478.7 million shares. The debts are in default at December 31, 2011.

As of December 31, 2011, we have $34,450 convertible debts with related party debt holders. These convertible debts bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share into an aggregate of 3,445 million shares. The debts issued in September 2009 and March 2010 are in default as of December 31, 2011.

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

Critical Accounting Estimates

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

•Revenue Recognition: We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

ITEM 4.T.  CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).   Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2011.  The Company has taken the steps described below to remediate such material weaknesses.

(b)	Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP").  The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements.  Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.  We have noted the following deficiencies in our control environment:

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

None

ITEM 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

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

.
WRITERS’ GROUP FILM CORP

February 14, 2012	By:	/s/ John Diaz
John Diaz, President and Sole Director

	By:	/s/ Eric Mitchell
Eric Mitchell, Principal Financial Officer