Form 10-Q/A
period 2011-09-30
Writers Group Film Corp
filed 2012-02-15
CIK 1413547

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

The number of shares outstanding of our Common Stock is 402,840,750 as of September 30, 2011.

The number of shares outstanding of our Series A Preferred Stock is 10,000 as of September 30, 2011.

The number of shares outstanding of our Series B Preferred Stock is 5,000 as of September 30, 2011.

There are no other classes of stock.

    This Amended Form 10-Q is filed to correct an amount of shares issued in the Share Exchange transaction from 213,090,750 shares to 113,090,750 shares. The 100,000,000 shares issued for the private company shares were erroneously double-counted. This correction is not considered a restatement but the correction of a clerical error in total shares outstanding.  This Amended Form 10-Q also includes the issuance of Series B Preferred Stock to a non-related party.

FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Writers' Group Film Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2011	2011
Assets
Current Assets
Cash and cash equivalents	$17,159	$58,598
Accounts receivables, net	-	25,000
Prepaid expense and other assets	16,500	5,000
Due from related parties - short term	14,708	13,708
Total current assets	48,367	102,306
Total Assets	$48,367	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$77,790	$-
Accrued liability	55,390	4,783
Convertible debts	5,490	6,790
Convertible debts - related party	27,650	21,615
Notes payable	174,800	-
Due to related parties - short term	238,162	120,562
Total current liabilities	579,282	153,750
Due to related parties - long term	-	117,600
Total Liabilities	579,282	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none and 8,500 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 402,840,750 and 253,090,750 shares issued and outstanding, respectively	4,029	2,531
Additional paid in capital	(185,065)	(156,867)
Retained deficit	(349,879)	(14,708)
Total shareholders' deficit	(530,915)	(169,044)
Total Liabilities and Shareholders' Deficit	$48,367	$102,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 Writers' Group Film Corp.
 Consolidated Statements of Operations
 (Unaudited)

	For the six months ended September 30, 2011	For the three months ended September 30, 2011

Operating Costs and Expenses
Wages and benefits	$148,269	$81,910
Audit and accounting	44,830	33,610
Legal fee	64,306	45,400
Other general and administrative	70,393	54,031
Total operating expenses	327,798	214,951
Loss from operations	(327,798)	(214,951)
Interest expense	(7,373)	(4,962)
Net loss	$(335,171)	$(219,913)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	353,648,127	392,677,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS' GROUP FILM CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six Months Ended September 30, 2011

Cash Flows From Operating Activities
Net loss	$(335,171)
Adjustments to reconcile net loss to cash used in operating activities
Shares issued for service	22,000
Amortization of debt discount	6,035
Changes in operating assets and liabilities:
Accounts receivable, net	25,000
Prepaid expenses and other assets	(11,500)
Accounts payable	77,790
Accrued liability	50,607
Net cash used in operating activities	(165,239)

Cash Flows From Investing Activities
Advances/loans - related parties	(1,000)

Cash Flows From Financing Activities
Borrowing on short term notes payable	124,800

Net decrease in cash and cash equivalents	(41,439)

Cash and cash equivalents, beginning of period	58,598
Cash and cash equivalents, end of period	$17,159

Supplemental disclosure information:
Income taxes paid	$-
Interest paid	$-
Non-cash financing activities:
Shares issued for convertible debt	$1,300
Shares issued for preferred stock	$170
Issuance of note payable	$(100,000)
Preferred stock issuance for note payable conversion	$50,000

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

There were no transactions from inception through September 30, 2010 by Front Row.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficit of $349,879 that includes losses of $335,171 for the six months ended September 30, 2011.  The Company also had a working capital deficiency of $ 530 ,915 and negative additional paid-in capital of $ 185 ,065 as of September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2011, we modified our February 3, 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid In Capital.  One note, originally due August 25, 2011, was converted into Series B Preferred Stock (see Note 5). The remaining note was payable on October 13, 2011 and is currently in default. The holder has the right to convert into 5,000 shares of Series B Preferred Stock or receive the principal amount plus interest on overdue principal at a monthly rate of 0.667%, compounded monthly.

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

NOTE 8 - Restatement of Previously Issued Financial Statements

On February 13, 2012, the Company discovered that its previously reported Consolidated Balance Sheet as of September 30, 2011 should not be relied upon because an amended share exchange agreement executed in July 2011 and subsequent issuance of Series B preferred stock in September 2011 were omitted.

To correct the above noted error, the Company has restated the accompanying Consolidated Balance Sheet as of September 30, 2011. No change was made to the Company’s consolidated Statements of Operations or Cash Flows for the three and six months ended September 30, 2011.

Effects of Restatement

The following is a summary items affected by the corrections described above:

Writers' Group Film Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011
	As previously reported		Adjustments			As restated

Assets
Current Assets
Cash and cash equivalents	$17,159					$17,159
Accounts receivables, net	-					-
Prepaid expense and other assets	16,500					16,500
Due from related parties - short term	14,708					14,708
Total current assets	48,367					48,367
Total Assets	$48,367					$48,367

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$77,790		$			$77,790
Accrued liability	55,390					55,390
Convertible debts	5,490					5,490
Convertible debts - related party	27,650					27,650
Notes payable	124,800			50,000	b	174,800
Due to related parties - short term	238,162			-		238,162
Total current liabilities	529,282			50,000		579,282
Due to related parties - long term	-			-		-
Total Liabilities	529,282			50,000		579,282

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-			-		-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 5,000 shares issued and outstanding, respectively	-			-		-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-			-		-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 402,840,750 shares issued and outstanding, respectively	4,029	a		-		4,029
Additional paid in capital	(135,065	)a		(50,000	)b	(185,065)
Retained deficit	(349,879)			-		(349,879)
Total shareholders' deficit	(480,915)			(50,000)		(530,915)
Total Liabilities and Shareholders' Deficit	$48,367			$-		$48,367
___________
a - This is to correct an amount of shares issued in the Share Exchange transaction from 213,090,750 shares to 113,090,750 shares.  The 100,000,000 shares issued for the private company shares were erroneously double-counted.  As of September 30, 2011, there are only 402,840,750 shares outstanding, not 502,840,750.  No financial amounts changed.  This correction is not considered a restatement but the correction of a clerical error in total shares outstanding.

b - On July 6, 2011, the Company entered into an “Amended and Restated WRIT Purchase Agreement” in which the Company agrees to issue two Secured Promissory Notes (the “Notes”) of $50,000 each to its previous shareholder (the “Holder”), payable on August 25, 2011 and October 13, 2011. Upon default, the holder has the right to receive 5,000 shares of Series B Preferred Stock of the Company or receive the principal amount plus interest on overdue principle at a monthly rate of 0.667%, compound monthly . On September 7, 2011, the Holder converted the August 25, 2011 Note into 5,000 Series B Preferred Stock.

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

As of September 30, 2011, we have $50,000 Note Payable with a third party individual. The Note is payable on October 13, 2011. The Note is current in default. Upon default, the holder has the right to receive 5,000 shares of Series B Preferred Stock of the Company or receive the principal amount plus interest on overdue principal at a monthly rate of 0.667%, compound monthly.

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