Form 10-K/A
period 2011-03-31
Writers Group Film Corp
filed 2012-04-11
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

There are no other classes of stock.

This Amended Form 10-K is filed to correct the description of   the 113,090,750 shares outstanding immediately prior to the Share Exchange transaction from “reverse merger adjustment”.  No financial amounts changed.  This correction is not considered a restatement but the correction of a clerical error in the description.

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

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters. This new concept is intended to present live concerts in 3D, at lower ticket prices, to a massive fan base worldwide in a cost-effective manner. Following the initial 3D theatrical run, the distribution rights to the concerts will be licensed, in both 2D and 3D format, to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. Front Row Networks will also sell merchandising, such as clothing, household goods, and other products, tailored to each Artist and to each Sponsor, in movie theaters where the live concert is exhibited

In February 2011, FRN completed a reverse acquisition transaction through a share exchange with WRIT , whereby WRIT acquired 100% of the issued and outstanding capital stock of  FRN in exchange for 100,000,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT’s wholly-owned subsidiary and the former FRN’s shareholders became controlling stockholders of WRIT.  The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

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

Operating activities

                Net cash used in operating activities was $36,304 for the inception period ended March 31, 2011. The net cash used in operating activities is primarily due to the net loss and increase in accounts receivable during the period

Investing activities

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

WRITERS’ GROUP FILM CORP.
Consolidated Statements of Changes in Shareholders’ Deficit

For The Inception Period Ended March 31, 2011

	Common Stock		Preferred Stock Series A		Preferred Stock Series B		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Shares outstanding immediately prior to Share Exchnage transaction	113,090,750	$1,131	10,000	$-	8,500	$-	$(26,315)	-	$(25,184)
Shares issued at share exchange	100,000,000	1,000	-	-	-	-	(1,000)	-	-
Shares issued for convertible debt	40,000,000	400	-	-	-	-	-	-	400
Shareholder contribution	-	-	-	-	-	-	1,000	-	1,000
Shareholder distribution	-	-	-	-	-	-	(130,552)	-	(130,552)
Net loss	-	-	-	-	-	-	-	(14,708)	(14,708)
Balance, March 31, 2011	253,090,750	$2,531	10,000	$-	-	$-	$(156,867)	$(14,708)	$(169,044)

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

Writers’ Group Film Corp.

Date: April 10 , 2012	By:	/s/ John Diaz
John Diaz
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10 , 2012	By:	/s/ John Diaz
John Diaz
President and Sole Director