Form 10-K
period 2012-03-31
Writers Group Film Corp
filed 2012-07-13
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission file number: 333-156832
I.R.S. Employer I.D. #: 56-2646829

a Delaware corporation

8200 Wilshire Boulevard,
Suite 200
Beverly Hills, CA  90211
310.461.373

We have no securities registered under section 12(b) or 12(g) of the Securities Exchange Act of 1934.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No [not required]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes  ☐ No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, was approximately $2.9 million.

The number of shares outstanding of our Common Stock is 543,078,645 as of July 5, 2012.

The number of shares outstanding of our Preferred Stock is 20,000 as of July 5, 2012.

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

ITEM 1A.  RISK FACTORS.

1.   Our auditor has expressed substantial doubt regarding our ability to continue as a going concern.

We continue to incur losses in our operations.  While we expect to generate revenues within the next fiscal year, there is no assurance that we will be successful.

2.   The creation of content for the entertainment industry is highly competitive and we will be competing with companies with much greater resources than we have.

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

3.   Audience acceptance of our live concerts in 3D will determine our success, and the prediction of such acceptance is inherently risky.

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

4.   The competition for booking screens may have an adverse effect to any theatrical revenues.

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

5.   We have limited financial resources and there are risks we may be unable to acquire financing when needed.

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

6.   We are at the risk of mobile telephone and internet competition which may develop and the effects of which we cannot predict.

The mobile telephone application and internet market is new, rapidly evolving and intensely competitive.  We believe that the principal competitive factors in maintaining a mobile telephone application and an internet business are selection, convenience of download and other features, price, speed and accessibility, customer service, quality of image and site content, and reliability and speed of fulfillment.  Although we intend to be able to compete in this market, in 2D and maybe 3D when technology is further developed, many potential competitors have longer operating histories, more customers, greater brand recognition, and significantly greater financial, marketing and other resources.  In addition, larger, well-established and well-financed entities may acquire, invest in, or form joint ventures as the Internet, and e-commerce in general, continue to become more widely accepted.

In addition, we will face competition on any sale of merchandise that is tailored to an artist and sponsor, or either.  Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do.

7.   We are at risk of technological changes to which we may be unable to adapt as swiftly as our competition.

We believe that our future success will be partially affected by continued growth in the use of digital and 3D broadcasting.  The production, acquisition and distribution of live concerts in movie theaters and by  DVD and Blu-Ray retailers, free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers are still relatively new, and predicting the extent of further growth, if any, are difficult. The market for 3D content is characterized by rapid technological developments, evolving industry standards and customer demands and frequent new product introductions and enhancements.  Our failure to adapt to any technological developments effectively could adversely affect our business, operating results, and financial condition.

8.   The DVD and Blu-Ray and the distribution of entertainment content and related materials are at a high risk for piracy which may affect our earnings.

The entertainment content distribution industry, including us, may continue to lose an indeterminate amount of revenue as a result of piracy both in the country to unauthorized copying from our product at post production houses, copies of prints in circulation to theaters, unauthorized videotaping at theaters and other illegal means of acquiring our copy written material. The USTR has placed Argentina, Brazil, Egypt, Indonesia, Israel, Kuwait, Lebanon, Pakistan, the Philippines, Russia, Ukraine and Venezuela on the 301 Special Watch List for excessive rates of piracy of motion pictures and optical disks. The USTR has placed Azerbaijan, Bahamas, Belarus, Belize, Bolivia, Bulgaria, Colombia, the Dominican Republic, Ecuador, Hungary, Italy, Korea, Latvia, Lithuania, Mexico, Peru, Romania, Taiwan, Tajikistan, Thailand, and Uzbekistan on the watch list for excessive piracy.

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

ITEM 3.   LEGAL PROCEEDINGS.

Sharp v. Writer’s Group Film Corp., et al.

On May 16, 2011, an individual, George Sharp (“Sharp”), filed a lawsuit against Writer's Group Film Corp., Front Row Networks, Inc. Mr. Tal L. Kapelner, Ms. Ariella Kapelner and Mr. John Diaz (collectively, “Defendants”), in the Superior Court, County of Los Angeles.  The nature of the litigation is fraud and negligent misrepresentation, and violation of California Corporations Code Section 25400.

This lawsuit was amicably resolved on February 13, 2012, with no culpability found on the Company or its officers and directors.

There is no litigation pending or threatened by or against the Company.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Bulletin Board System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during the fiscal year ended March 31, 2012 and 2011.  The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2012

Quarter	High	Low

First	.0619	.0155
Second	.0170	.0065
Third	.0090	.0012
Fourth	.0070	.0029

Fiscal Year Ended March 31, 2011

Quarter	High	Low

First	.0025	.0009
Second	.0009	.0003
Third	.0025	.0002
Fourth	.2200	.0004

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

(b)  Holders.

There are 77 holders of record of the Company's Common Stock.

Currently, a certain number of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resale under said Rule if the seller complies with said Rule

In summary, Rule 144 applies to affiliates (that is, control persons) and non-affiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions) issued by a shell company. Non-affiliates reselling restricted securities, as well as affiliates selling restricted or non-restricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11) if the seller complies with said Rule.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for fiscal year ended March 31, 2012, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Forward looking statements made by penny stock issuers are excluded from the safe harbors in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the Security and Exchange Commission (“SEC”). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

Writers’ Group Film Corp. (“we”, “us”, “our”, “WRIT”, or the “Company”) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters. This new concept is intended to present live concerts in 3D, at lower ticket prices, to a massive fan base worldwide in a cost-effective manner. Following the initial 3D theatrical run, the distribution rights to the concerts will be licensed, in both 2D and 3D format, to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. Front Row Networks will also sell merchandising, such as clothing, household goods, and other products, tailored to each Artist and to each Sponsor, in movie theaters where the live concert is exhibited

In February 2011, FRN completed a reverse acquisition transaction through a share exchange with WRIT, whereby WRIT acquired 100% of the issued and outstanding capital stock of FRN in exchange for 100,000,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT’s wholly-owned subsidiary and the former FRN’s shareholders became controlling stockholders of WRIT.  The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

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

On July 7, 2011, we modified our February 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid-In Capital.

Financial Performance Highlights

The following summarizes certain key financial information for the fiscal year ended March 31, 2012 and for the inception period ended March 31, 2011:

•	Revenues: Our revenues were $397,000 and $160,000 for the fiscal year ended March 31, 2012 and for the inception period ended March 31, 2011.

•	Net loss: Net loss was $772,914 and $14,708 for the fiscal year ended March 31, 2012 and for the inception period ended March 31, 2011.

Results of Operations

The following table sets forth key components of our results of operations for the inception period ended March 31, 2011, as well as for the fiscal year ended March 31, 2012.

	For the Year Ended 03/31/2012	For the Inception Period Ended 03/31/2011
Total Revenue	$397,000	$160,000
Cost of revenue	-	130,459
Operating Expenses:
Wages and benefits	273,571	14,318
Audit and accounting	59,125	-
Legal fee	150,539	-
Other general and administrative	161,412	23,845
Loss from operations	(247,647)	(8,622)
Loss on extinguishment of debt	(23,309)	-
Loss from derivative liability	(481,212)	-
Interest expense	(20,746)	(6,086)
Net loss	$(772,914)	$(14,708)

Fiscal Year Ended March 31, 2012 Compared to the Inception Period Ended March 31, 2011

Revenues.   Revenues increased 148.1% to $397,000 for the fiscal year ended March 31, 2012 from $160,000 for the inception period ended March 31, 2011.

Revenues in the amount of $397,000 for the fiscal year ended March 31, 2012 were comprised of a license fee of $172,000 from Anvil International, Ltd. (“Anvil International”) and a license fee of $225,000 from 3D Conversion Rights LLC (“3D Conversion Rights”), a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company.  The Company granted to Anvil International and 3D Conversion Rights the exclusive right and license under copyright, to distribute, transmit, display, exhibit, project, license, simulcast, perform and otherwise exploit certain 2D and 3D completed motion pictures based upon live concert performances.

Revenues for the inception period ended March 31, 2011were derived from a Production Services Agreement the Company entered into in November 2010 to provide the pre-production, principal photography and post-production services for a music video.  The services were completed in December 2010 and the total service revenue was $160,000 for the fiscal year ended March 31, 2011.

Cost of revenue.  In the fiscal year ended March 31, 2012, the Company did not incur any cost of revenue because the licensed 2D and 3D pictures were completed in prior year.  In the inception period ended March 31, 2011, the Company incurred $130,459 cost for the pre-production, principal photography and post-production of the music video.

Wages and benefits.  Wages and benefits expenses increased to $273,571 for the fiscal year ended March 31, 2012 from $14,318 for the inception period ended March 31, 2011. The increase is mainly due to the minimal personnel cost during the inception period. The wages and benefits expenses for the fiscal year ended March 31, 2012 include employee stock compensation in the amount of $85,000.

Audit and accounting.  Audit and accounting expenses was $59,125 for the fiscal year ended March 31, 2012. The increase in the audit and accounting expense is mainly related to the cost for being a public company.

Legal fee.  Legal fee was $150,539 for the fiscal year ended March 31, 2012. The legal fee is mainly related to the George Sharp lawsuit, which is discussed in more detail in Note 10 “Equity” to our consolidated financial statements.

Other general and administrative expenses.  Other general and administrative expenses increased to $161,412 for the fiscal year ended March 31, 2012 from $23,845 for the inception period ended March 31, 2011.  Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $247,647 for the fiscal year ended March 31, 2012 and $8,622 for the inception period ended March 31, 2011.

Loss on extinguishment of debt. We recorded a loss on extinguishment of debt of $23,309 for the fiscal year ended March 31, 2012 due to a modification of a convertible note (discussed in more detail in Note 7 “Convertible Debt” to our consolidated financial statements).

Gain or loss from derivative liability. We recorded a loss from derivative liability of $481,212 for the fiscal year ended March 31, 2012, which is discussed in more detail in Note 6 “Convertible Debt”, Note 7 “Convertible Debt – Related Party” and Note 8 “Derivative Liabilities” to our consolidated financial statements.

Interest expense. We incurred $20,746 interest expense related to the convertible debt for the fiscal year ended March 31, 2012, and $6,086 interest expense related to the convertible debt for the inception period ended March 31, 2011.

Net loss. As a result of the foregoing factors, we generated a net loss of $772,914 for the fiscal year ended March 31, 2012, and we generated a net loss of $14,708 for the inception period ended March 31, 2011.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $787,622 at March 31, 2012 that includes losses of $772,914 for the fiscal year ended March 31, 2012 and losses of $14,708 for the fiscal year ended March 31, 2011. The Company also had a working capital deficiency of $687,960 as of March 31, 2012 and a working capital deficiency of $51,444 as of March 31,2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2012 and 2011, we have $15,599 and $58,598 cash and cash equivalents, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and borrowings from third and related parties.

	For the Year Ended 3/31/2012	For the Inception Period Ended 03/31/2011
Net cash (used in) operating activities	$(226,299)	$(36,304)
Net cash provided by (used in) investing activities	13,500	(13,708)
Net cash provided by financing activities	169,800	108,610
Net decrease in cash and cash equivalents	(42,999)	58,598
Cash and cash equivalents at beginning of the period	58,598	-
Cash and cash equivalents at end of the period	$15,599	$58,598

Operating activities

Cash used in operating activities of $226,299 for fiscal year ended March 31, 2012 reflected our net loss of $772,914, adjusted for  revenue of $303,000 settled by debt cancellation and non-cash expenses, consisting primarily of $481,212 of loss on derivative liability, $23,309 of loss of debt extinguishment, $246,975 of stock based compensation to employee, consultant and other services, $12,835 of amortization of debt discount and $4,845 imputed interest on related party loan. Additional sources of cash include decreases in accounts receivable of $24,800 and increase in accounts payable and accrued liability of $97,592. Uses of cash included an increase in related party accounts receivable of $46,800.

Cash used in operating activities of $36,304 for the inception period ended March 31, 2011 reflected our net loss of $14,708, adjusted for $5,766 of amortization of debt discount. Additional sources of cash include increase in accrued liability of $2,638. Uses of cash included an increase in accounts receivable and prepaid expenses of $30,000.

Investing activities

The net cash provided by or used in investing activities is primarily due to funds lent to related parties. During the fiscal year ended March 31, 2012, the related parties repaid $13,500 of the borrowing from the Company. During the inception period ended March 31, 2011, the Company lend to related parties with the amount of $13,708.

Financing activities

Net cash provided by financing activities of $169,800 for the fiscal year ended March 31, 2012 includes funds borrowed from third party.

Net cash provided by financing activities of $108,610 for the inception period ended March 31, 2011 includes funds borrowed from related parties offset by shareholder distribution.

Loan Commitments

Borrowings from Related Parties

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at September 1, 2012. This loan bears no interest.

Borrowings from Third Parties

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises.  The maturity date of this note is November 10, 2012.  This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

On March 29, 2012, Asher Enterprises purchased a convertible note in the amount of $15,120 with an annual interest rate of 10%, from Armada International, which replaced and amended the two convertible notes dated December 1, 2010 and December 22, 2010 between the Company and Armada International, including one note in the amount of $11,000 plus accrued interest of $880, and the other note in the amount of $3,000 plus accrued interests of $240. The amended conversion price changed from $0.00001 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

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

•
Revenue Recognition: Based on Revenue Recognition Requirement for Film Sales (ASC 926-605-25), we recognize film license revenues when all of the following conditions are met:
- Persuasive evidence of a sale or licensing arrangement with a customer exists
- The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery
- The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale
- The arrangement fee is fixed or determinable
- Collection of the arrangement fee is reasonably assured

Recent Accounting Pronouncements

See Note 3. “Summary of Significant Accounting Policies — Recently issued accounting pronouncements” to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Writers' Group Film Corp.
Glendale, California

We have audited the accompanying consolidated balance sheet of Writers' Group Film Corp. and its wholly owned subsidiary (collectively, the “Company”) as of March 31, 2012 and March 31, 2011, the related consolidated statements of operations, cash flows and changes in shareholders’ deficit for the year then ended March 31, 2012 and the period from July 27, 2010 (inception) through March 31, 2011. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012, and the results of their operations and their cash flows for the year then ended March 31, 2012 and the period from July 27, 2010 (inception) through March 31, 2011in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 12, 2012

Writers' Group Film Corp.
Consolidated Balance Sheets

	March 31,	March 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$15,599	$58,598
Accounts receivables, net	200	25,000
Accounts receivables - related party, net	46,800	-
Prepaid expense and other assets	153	5,000
Due from related parties - short term	208	13,708
Total current assets	62,960	102,306
Total Assets	$62,960	$102,306

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$50,656	$-
Accrued liability	49,999	4,783
Convertible debts, net of unamortized discount of $4,612 and $0, respectively	15,120	6,790
Convertible debts - related party, net of unamortized discount of $20,450 and $12,835, respectively	-	21,615
Notes payable	45,000	-
Due to related parties - short term	60,562	120,562
Derivative liabilities	529,583	-
Total current liabilities	750,920	153,750
Due to related parties - long term	-	117,600
Total Liabilities	750,920	271,350

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 10,000 and 8,500 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 535,120,750 and 253,090,750 shares issued and outstanding, respectively	5,352	2,531
Additional paid in capital	94,310	(156,867)
Retained deficit	(787,622)	(14,708)
Total shareholders' deficit	(687,960)	(169,044)
Total Liabilities and Shareholders' Deficit	$62,960	$102,306

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations

	For the Fiscal Year Ended March 31, 2012	For the Inception Period Ended March 31, 2011
Revenues
Third party	$172,000	$160,000
Related party	225,000	-
Total revenue	397,000	160,000
Cost of Revenue	-	(130,459)
Operating Costs and Expenses
Wages and benefits	$273,571	$14,318
Audit and accounting	59,125	-
Legal fee	150,539	-
Other general and administrative	161,412	23,845
Total operating expenses	644,647	38,163
Loss from operations	(247,647)	(8,622)

Other income (expense)
Loss on extinguishment of debt	(23,309)	-
Loss from derivative liability	(481,212)	-
Interest expense	(20,746)	(6,086)
Net loss	$(772,914)	$(14,708)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	430,329,627	30,142,047

The accompanying notes are an integral part of these consolidated financial statements.

WRITERS’ GROUP FILM CORP.
Consolidated Statements of Changes in Shareholders’ Deficit

For The Fiscal Year Ended March 31, 2012 And The Inception Period Ended March 31, 2011

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional Paid-in	Retained	Total Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Shares outstanding immediately prior to Share Exchange transaction	113,090,750	1,131	10,000	-	8,500	-	(26,315)	-	(25,184)
Shares issued at share exchange	100,000,000	1,000	-	-	-	-	(1,000)	-	-
Shares issued for convertible debt	40,000,000	400	-	-	-	-	-	-	400
Shareholder contribution	-	-	-	-	-	-	1,000	-	1,000
Shareholder distribution	-	-	-	-	-	-	(130,552)	-	(130,552)
Net loss	-	-	-	-	-	-	-	(14,708)	(14,708)
Balance, March 31, 2011	253,090,750	$2,531	10,000	$-	8,500	$-	(156,867)	$(14,708)	$(169,044)
Issuance of Note payable	-	-	-	-	-	-	(100,000)	-	(100,000)
Issuance of Series B Preferred Stock	-	-	-	-	10,000	-	100,000	-	100,000
Shares issued for convertible notes	217,780,000	2,178	-	-	-	-	-	-	2,178
Shares issued for preferred stock conversion	17,000,000	170	-	-	(8,500)	-	(170)	-	-
Shares issued for service	22,250,000	223	-	-	-	-	92,752	-	92,975
Shares issued to employee	25,000,000	250	-	-	-	-	84,750	-	85,000
Shares transferred to settle lawsuit	-	-	-	-	-	-	69,000	-	69,000
Imputed interest on related party loan	-	-	-	-	-	-	4,845	-	4,845
Net loss	-	-	-	-	-	-	-	(772,914)	(772,914)
Balance, March 31, 2012	535,120,750	$5,352	10,000	$-	10,000	$-	94,310	$(787,622)	$(687,960)

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
 Consolidated Statement of Cash Flows

	For the Year Ended March 31, 2012		For the Inception Period Ended March 31, 2011

Cash Flows From Operating Activities
Net loss		$(772,914)	$(14,708)
Adjustments to reconcile net loss to net cash used in operating activities:
License revenue settled by debt cancellation - Third Party		(124,800)	-
License revenue settled by debt cancellation - Related Party		(178,200)	-
Loss on Debt Extinguishment		23,309	-
Loss on Derivative Liability		481,212	-
Amortization of debt discount		12,835	5,766
Shares transferred for legal settlement		69,000	-
Share issued for service		92,975	-
Employee stock based compensation		85,000	-
Imputed interest on related party loan		4,845	-
Changes in operating assets and liabilities:
Account receivable		24,800	(25,000)
Account receivable, related party		(46,800)	-
Prepaid expenses and other assets		4,847	(5,000)
Accounts payable		50,656	-
Accrued liabilities		46,936	2,638
Net cash used in operating activities		(226,299)	(36,304)

Cash Flows From Investing Activities
Advances from related parties		-	(13,708)
Loan repayment by related parties		13,500	-
Net cash provided by (used in) investing activities		13,500	(13,708)

Cash Flows From Financing Activities
Shareholder contribution		-	1,000
Shareholder distribution		-	(130,552)
Borrowing from related party		-	238,162
Borrowing on short term notes payable		169,800	-
Net cash provided by financing activities		169,800	108,610

Net decrease in cash and cash equivalents		(42,999)	58,598
Cash and cash equivalents, beginning of period		58,598	-
Cash and cash equivalents, end of period		$15,599	$58,598

Supplemental disclosure information:
Income taxes paid		$-	$-
Interest paid		$-	$-
Non-cash financing activities:
Shares issued at share exchange	$		$1,000
Common Shares issued for convertible debt		$2,178	$400
Common Shares issued for preferred stock		$170	$-
Issuance of note payable		$(100,000)	$-
Preferred stock issuance for note payable conversion		$100,000	$-
Debt Discount resulting from Recognition of Derivative Liability		$25,062	$-
Reverse merger adjustment		$-	$2,131
Assumption of convertible debt acquired in reverse merger		$-	$25,184

The accompanying notes are an integral part of these consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Writers’ Group Film Corp. (“we”, “our”, “WRIT” or the “Company”) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks, Inc. (“Front Row”) was incorporated on July 27, 2010 in Nevada. The Company is a content creation company which produces, acquires and distributes live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

On February 25, 2011, the Company acquired Front Row in exchange for 100,000,000 common shares in a transaction accounted for as a reverse merger. As a result of this transaction, Front Row’s shareholders became the Company’s majority shareholders.

Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the period from Front Row’s inception on July 27, 2010 through February 25, 2011 are those of Front Row alone.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $787,622 at March 31, 2012 that includes losses of $772,914for the year ended March 31, 2012. The Company also had a working capital deficiency of $687,960.  These factors raisesubstantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its subsidiary, Front Row Networks, Inc. All significant intercompany balances and transactions have been eliminated.

Prior to the acquisition of Front Row, WRIT’s operations were intermittent and insignificant.  All WRIT assets were sold to Tal L. Kapelner, former major shareholder of WRIT, for a nominal amount when Front Row was purchased.

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

Revenue Recognition

Based on Revenue Recognition Requirement for Film Sales (ASC 926-605-25), the Company recognizes film license revenues when all of the following conditions are met:
- Persuasive evidence of a sale or licensing arrangement with a customer exists
- The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery
- The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale
- The arrangement fee is fixed or determinable
- Collection of the arrangement fee is reasonably assured

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

Stock-based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting andreporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employeestock option or similar equity instrument. The Company accounts for compensation cost for share based payments to employees in accordance with ASC 718. Accordingly, employee share-based payment compensation ismeasured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at theirfair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting forEquity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Fair Value of Financial Instruments

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

Fair value is defined as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

Level 1-
Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. We have not measured the fair value of any of our assets or liabilities using Level 1 inputs.

Level 2 -
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments. We have not measured the fair value of any of our assets or liabilities using Level 2 inputs.

Level 3 -
Inputs to the valuation methodology are unobservable and significant to the overall fair value measurement. We have not measured the fair value of any of our assets using Level 3 inputs. Our Level 3 liability consists of derivative liabilities.

During the fiscal year ended March 31, 2012 and the inception period ended March 31, 2011, no transfers were made into or out of the Level 1, 2, or 3 categories. We will continue to review our fair value inputs on a quarterly basis.

Financial liabilities measured at fair value on a recurring basis are summarized below at March 31, 2012. We did not have any financial assets or liabilities measured at fair value on a recurring basis at March 31, 2011.

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$529,583	$529,583

These current inputs resulted in a loss from derivative liability in the amount of $481,212 and a balance of $529,583 in the derivative liability account.

Embedded Conversion Feature

The Company has issued convertible instruments which contain embedded conversion features. The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion featuremeets the definition of a liability and therefore need tobifurcate the conversion feature and account for it as a separate derivative liability.

If the embedded conversion feature does not meet the definition of a liability, the Company evaluated the conversion feature under ASC 815-40 for a beneficial conversion feature at inception. The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of the Company’s stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

If the embedded conversion feature meets the definition of a liability, it is required a bifurcation of the conversion feature from the debt and accounting for the conversion feature as a derivative contract liability with changes in fair value recorded in the Statements of Operations.

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

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations,financial position or cash flow.

NOTE 4 - RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related party

The Company and 3D Conversion Rights, a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company entered into an exclusive license agreement on March 25, 2012.  Based on the terms of this license agreement, 3D Conversion Rights agreed to pay to the Company an aggregate amount of $225,000 as the license fee, bythe cancellation of a$177,600 note payable to 3D Conversion Rights along with accrued interest of $600 and payment of $46,800 in certified funds before June 30, 2012.  As of March 31, 2012, the Company has a receivable from 3D Conversion Rights in the amount of $46,800.

Due from related party

The due from related party includes the following:

	March 31,
	2012	2011
Due from related party - Mr. John Diaz	$208	$13,708

At March 31, 2011, the Company has a receivable from Mr. John Diaz, the CEO and major shareholder of the Company of $13,708.  This borrowing bears no interest and is repayable on demand.  During the fiscal year ended March 31, 2012, Mr. Diaz repaid $13,500 of hisborrowing from the Company, leaving a balance of $208 due to the Company as of March 31, 2012.

Mr. Eric Mitchell, the CFO of the Company, borrowed $1,000 from the Company in June 2011.  Mr. Mitchell repaid his borrowings from the Company in full by February 2012.

Due to related party

Due to related party consists of the following:

	March 31,
	2012	2011
Nancy Louise Jones	$60,562	$60,562
3D Conversion Rights	-	177,600
	$60,562	$238,162

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder. The maturity date of this loan is September 1, 2012. This loan bears no interest.  In accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $4,845 on this debt for the year ended March 31, 2012. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital.

3D Conversion Rights

During January and March 2011, the Company borrowed $177,600 from 3D Conversion Rights.As of March 31, 2012, these loans were cancelled as a portion of the license fee that 3D Conversion Rights paid to the Company in exchange for the right to distribute certain completed concert films owned by the Company throughout Spain and Portugal for three years.

NOTE 5 – NOTES PAYABLE

Note payable consists of the following:

	March 31,
	2012	2011
Note payable	$45,000	$-

Asher Enterprises Note Payable

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises.  The maturity date of this note is November 10, 2012.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.As of March 31, 2012, the note payable is not convertible yet.

Anvil International Note Payable

During April and May 2011, the Company borrowed $124,800 from Anvil International.On March 31, 2012, these loans were cancelled as a portion of the license fee that Anvil International paid to the Company in exchange for the right distribute certain completed concert filmsowned by the Company throughout Brazil for three years.

Tal Kapelner Note Payable

On July 7, 2011, the Company modified the February 3, 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid-In Capital.  The note was converted into 10,000 shares of Series B Preferred Stock during the year ended March 31, 2012.

NOTE 6 – CONVERTIBLE DEBTS

Principal amount of convertible debt acquired in reverse merger	7,190
Less: principal converted into common stock	(400)
Convertible debts outstanding on March 31, 2011	$6,790
Less: principal converted into common stock	(2,178)
Less: debt discount	(4,612)
Add: convertible debt transferred from related party to third party with accrued interest	15,120
Convertible debts outstanding on March 31, 2012	$15,120

The convertible debts were originally issued in September 2009, March 2010 and December 2010, respectively, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default at March 31, 2011 and 2012.The Company evaluated the application of ASC 815-15 and ASC 815-40 for the debts listed above and concluded these instruments were not required to be accounted for as derivatives. The Company also evaluated ASC 470-30 & ASC 470-05 and concluded that the conversion option was a beneficial conversion feature with an intrinsic value. The Company determined the intrinsic value of the conversion options on these debts and amortized the amount over the life of the debts using the effective interest rate method.  As of March 31, 2011, the beneficial conversion feature on these debts has been fully amortized.

During the year endedMarch 31, 2012, $2,178 of convertible debts was converted into 217.78 million shares of common stock at $0.00001 per share.

Asher Enterprise, Inc.

On March 29, 2012, Asher Enterprises, Inc. purchased a convertible note for $15,120 with an annual interest rate of 10%, from Armada International, which is a related party. The new Asher convertible noteis due on demand, with interest at 10%, and changes the conversion price from $0.00001 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

TheCompany analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” anddetermined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number ofshares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair valueat the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The Companyalso analyzed the modification of the term under ASC 470-50 “Debt Modifications and Extinguishments”.The Company determinedthe creditor has not granted a concession under the modified terms, the change in the fair value of the embedded conversion feature is greater than 10% of the carry value of the debt immediately prior to the modification  and concludedthe modification is substantial and should be accounted as debt extinguishment. The fair value of the embedded conversion optionresulted in the recognition of loss on extinguishment of debt of $23,309 on March 29, 2012.

In April 2012, the Company converted the $15,120 balance into 7,957,895 common shares at $.0019 per share.

Other Third Party Convertible Notes

As a result of the Asher Convertible Note (as discussed above), under ASC 815-15“Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity. The Company had conversion options embedded in other third party convertible notes of $4,612. The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at$0.00001 per share. The debts are in default at March 31, 2011.The addition of the embedded conversion option resultedin a full discount to the note of $4,612 on March 29, 2012. See Note 8 for additional information on the derivative liability.

NOTE 7 – CONVERTIBLE DEBTS – RELATED PARTY

Principal amount of convertible debts acquired in reverse merger	$34,450
Less: beneficial conversion feature	(18,601)
Add: amortization of debt discount	5,766
Convertible debts outstanding on March 31, 2011	$21,615
Add: Amortization of debt discount	12,835
Less: principal converted into common stock	0
Less: convertible debt transferred from related party to third party - See Note 6	(14,000)
Less: debt discount	(20,450)
Convertible debts outstanding on March 31, 2012	$-

These convertible debts were originally issued in March, and December 2010, respectively, bear an interest rate at 8% per annum,due in one year, and are convertible at $0.00001 per share. The debts are in default as of March 31, 2012.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the debts listed above and concluded these instruments were not required to be accounted for as derivatives. The Company also evaluated ASC 470-30 & ASC 470-05 and concluded that the conversion option was a beneficial conversion feature with an intrinsic value of $18,601 and recorded a discount on the debts of $5,766 during the initial period ended March 31, 2011. The discount will be amortized over the life of the debts using the effective interest rate method.  As of March 31, 2011, $12,835 remained unamortized. As of March 31, 2012, the beneficial conversion feature on these debts has been fully amortized.

As a result of the Asher Convertible Note (as discussed in Note 6), under ASC 815-15“Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity. The Company had conversion options embedded in related party convertible notes of $20,450. The addition of the embedded conversion option resultedin a full discount to the note of $20,450 on March 29, 2012. See Note 8 for additional information on the derivative liability.

NOTE 8 – DERIVATIVE LIABILITIES

Asher Enterprise, Inc.

As discussed in Note 6, the Company determined that the instruments embedded in the convertible note should be classified asliabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of theabove conversion options. The fair value of the instruments was determined to be $23,309 using multinomial lattice model and $23,309 was recognized as loss on extinguishment of debt based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historicalvolatility of 20 comparable companies.
1-year Volatility on March 29, 2012                                                                156%
1-year Volatility on March 31, 2012                                                                156%
- An event of default would occur 0% of the time, increasing 1.00% per month to amaximum of 5%;
- Asher would redeem based on availability of alternative financing, increasing2.0% monthly to a maximum of 20%;
- Asher would automatically convert the note at maturity if the registration waseffective and the company was not in default.

Other Third Party and Related Party Convertible Notes

As discussed in Note 6 and Note 7, as a result of the Asher Convertible Note (as discussed in Note 6), under ASC 815-15“Derivatives and Hedging”, all other share-settleable instruments must be reclassified from equity. The fair value of the instruments was determined to be $566,072 using multinomial lattice model of which $20,450 was recorded as discount on related party convertible debt, $4,612 was recorded as discount on third party convertible debt and $541,010 was recorded as loss on derivative liabilitybased on the following assumptions:

- The projected volatility curve for each valuation period was based on the historicalvolatility of 20 comparable companies.
1-year Volatility on March 29, 2012                                                                156%
1-year Volatility on March 31, 2012                                                                156%
- An event of default would occur 0% of the time, increasing 1.00% per month to amaximum of 5%;
- The holder redeem based on availability of alternative financing, increasing20.0% monthly to a maximum of 95%;
- The holder would convert monthly (equal to the average trading volume over the last 6 months)
- The holder have not converted to date despite the conversion option being in the money, so no trigger price for early conversion was considered.

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reportingperiod with the change in fair value recorded to earnings. The fair value of the embedded conversion featureof all the convertible notes on March 31, 2012 was $529,583 and $59,798 was recognized as gain on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities

Balance at March 31, 2011	$-
ASC 815-15 additions
(Asher Enterprise)	23,309
(Other Convertible Notes)	566,072
Change in fair value	(59,798)
Balance at March 31, 2012	$529,583

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

Derivative Liabilities

Balance at March 31, 2011	$-
Excess of fair value of liabilities over note payable
(Other Convertible Notes)	541,010
Change in fair value	(59,798)
Balance at March 31, 2012	$481,212

NOTE 9 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares.  Series A shareholders may receive dividends as declared by the Board.  The Company has 10,000 Series A preferred shares outstanding at March 31, 2012 and 2011.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board.On July 7, 2011, the Company modified the February 3, 2011 Share Exchange Agreement and assumed $100,000 in new debt which is shown as a reduction of Paid-In Capital.  The note was converted into 10,000 Series B shares during fiscal 2012.The Company has 10,000 Series B shares outstanding at March 31, 2012 and 8,500 Series B shares outstanding at March 31, 2011.  The 8,500 Series B shares were converted into 17,000,000 common shares during fiscal 2012.

Each share of Series C preferred stock is convertible at any time into 500 common shares.  Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2012 and 2011.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 10 – EQUITY

Shareholder Contribution

During initial period ended March 31, 2011, initial shareholders contributed $1,000

Shareholder Distribution

During the initial period ended March 31, 2011,Front Row Network Inc.’s former CEO and major shareholder of the Company, Michael Sullivan, misappropriated$130,552 from the Company. Mr. Sullivan later entered into a loan agreement with the Company in February 2011 and pledged hisequity interest in Writers’ Group Film Corp. as collateral. The amount was treated as a shareholder distribution as it is not expected tobe fully recovered.

Reverse Merger Adjustment

In February 2011, the Company issued 100 million common shares to acquire Front Row. The transaction was accounted for as areverse merger. Shares outstanding immediately prior to the transaction and the net book value of WRIT are presented as the reversemerger adjustments.

For the Year Ended March 31, 2012:

Preferred Stock Conversion

In July and August 2011, certain Series B preferred stock holders converted 8,500 such shares into 17,000,000 common shares.

On July 7, 2011, the Company modified the February 3, 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid-In Capital.  The note was converted into 10,000 shares of Series B Preferred Stock during the fiscal year ended March 31, 2012.

Shares issued for services

On September 14, 2011, the Company issued 2.75 million common shares to a consulting company for services fair valuedat $26,675.

On December 2, 2011, the Company issued 44.5 million common shares to its employees and various consulting companies with fair value totaling $151,300.

In February, 2012, a shareholder of the Company transferred 10 million shares to another individual for settling a lawsuit and valued at $69,000.

Shares issued for convertible notes

During the year ended March 31, 2012, $2,178 of convertible debts were converted into 217.8 million common shares. See Note 6.

NOTE 11 – CONCENTRATION

For the fiscal year ended March 31, 2012, 100% of the Company’s revenue is generated from license fees from two customers, Anvil International and 3D Conversion Rights.  In the 2011 fiscal year, 100% of revenues was from one different customer.

NOTE 12 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has netlosses of $12,680 and $8,942 as of March 31, 2012 and 2011. The following table shows the net deferred tax benefit:

	March 31, 2012	March 31, 2011
Deferred Tax Benefit	$4,400	$3,100
Allowance	(4,400)	(3,100)
Net Deferred Tax Benefit	$-	$-

Pursuant to ASC 740, the Company is required to compute tax assetbenefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financialstatements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward infuture years which will start to expire in the year of 2031.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no changes in or disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.  CONTROLS AND PROCEDURES.

(A)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2012. The Company has taken the steps described below to remediate such material weaknesses.

(B)  Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2012, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2012.

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

The Company is not an "accelerated filer" for the fiscal year ended March 31, 2012 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

John Diaz	61	President

Eric Mitchell	46	Treasurer and CFO

Wendy Haviland	51	Secretary

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

Wendy Haviland, Secretary.  Wendy Haviland has over 15 years of investor relations and business development experience.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Diaz	FY2012	$76,435	$-	$-	$-	$-	$-	$-	$76,435
President	FY2011	-	-	-	-	-	-	-	-
	FY2010	-	-	-	-	-	-	-	-
Eric Mitchell	FY2012	56,558	-	-	-	-	-	-	56,558
CFO	FY2011	-	-	-	-	-	-	-	-
	FY2010	-	-	-	-	-	-	-	-
Wendy L. Haviland	FY2012	43,131	-	17,000	-	-	-	-	60,131
Secretary	FY2011	-	-	-	-	-	-	-	-
	FY2010	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Diaz	-	-	-	-	-	76,435	76,435

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	John Diaz	45,000,000 shares	8.4%

Common Stock	Eric Mitchell	0 shares	0%

Common Stock	Wendy Haviland	5,000,000 shares	0%

Preferred Stock, Series A	John Diaz	10,000 shares	100%

(c)  Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At March 31, 2011, the Company has a receivable from Mr. John Diaz, the CEO and major shareholder of the Company of $13,708.  This borrowing bears no interest and is repayable on demand.  During the fiscal year ended March 31, 2012, Mr. Diaz repaid $13,500, leaving a balance of $208 due to the Company as of March 31, 2012.

Mr. Eric Mitchell, the CFO of the Company, borrowed $1,000 from the Company in June 2011.  Mr. Mitchell repaid $500 of his borrowings from the Company on January 17, 2002 and repaid the remaining $500 on February 16, 2012.

The Company and 3D Conversion Rights, a company wholly owned by Mr. John Diaz, the CEO and major shareholder of the Company entered into an exclusive license agreement on March 25, 2012.  Based on the terms of this license agreement, 3D Conversion Rights agreed to pay to the Company an aggregate amount of $225,000 as the license fee, which included a payment of $46,800 in certified funds before June 30, 2012.  As of March 31, 2012, the Company has a receivable from 3D Conversion Rights in the amount of $46,800.

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at September 1, 2012. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

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

As of March 31, 2012, these two loans with an aggregate amount of $177,600 along with accrued interest of $600 were cancelled as a portion of the license fee that 3D Conversion Rights paid to the Company in exchange for the exclusive right and license to distribute, transmit, display, exhibit, project, license, simulcast, perform and otherwise exploit certain 2D and 3D completed motion pictures owned by the Company, throughout Spain and Portugal for three years.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2012	March 31, 2011

Audit Fees	Approximately $48,000	$26,100
Audit Related Fees	Approximately $0	$0
Tax Fees	$0
All Other Fees	$0

Pre-Approval of Services by the Independent Auditor

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

The following documents are filed as part of this report, except for those documents designated by an asterisk (*), which have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 17 C.F.R. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

*3.1	Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-147959)}

*3.2	Bylaws {Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-147959)}

4.1	Certificate of Designation of Series A Cumulative Convertible Preferred Stock

4.2	Certificate of Designation of Series B Cumulative Convertible Preferred Stock

4.3	Certificate of Designation of Series C Cumulative Convertible Preferred Stock

*4.4	Common Stock Certificate Form

*4.5	Restated Share Exchange Agreement of February 25, 2011{Exhibit 2.1 to our Form 8-K/A (File No. 333-147959)}

10.1	February 14, 2012 Promissory Note - Michael Sullivan

10.2	June 30, 2011 Receivable from John Diaz

10.3	Loan Agreement with Nancy Louise Jones

10.4	January 11, 2011 Loan Agreement with 3D Conversion Rights LLC

10.5	March 2011 Loan Agreement with 3D Conversion Rights LLC

*14.1	Code of Ethics {Exhibit 14 to our Form 10-K FYE March 31, 2008 (File No. 333-147959)}

*21.1	Subsidiaries of our Company {Exhibit 21.1 to our Registration Statement on Form SB-2/A (File No. 333-147959)}

23.1	Consent of Malone Bailey LLP, Independent Auditor

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Writers’ Group Film Corp.

Date: July 12, 2012	By:	/s/ John Diaz
John Diaz
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2012	By:	/s/ John Diaz
John Diaz
President and Sole Director