Form 10-K/A
period 2012-03-31
Writers Group Film Corp
filed 2012-07-13
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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

There are no other classes of stock.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended March 31, 2012 to correct the checkbox on the cover page to reflect "No" regarding our shell company status.  Our original Form 10-K was filed with the box incorrectly checked "Yes."  Except as described above, the remainder of the Form 10-K is unchanged.

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