Form 10-Q
period 2012-06-30
Writers Group Film Corp
filed 2012-08-17
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of our Common Stock is 543,078,645 as of July 31, 2012

The number of shares outstanding of our Preferred Stock is 20,000 as of July 31, 2012.

 There are no other classes of stock.

ITEM 1.	FINANCIAL STATEMENTS

Writers' Group Film Corp.
Consolidated Balance Sheets
(unaudited)

	June 30,	March 31,
	2012	2012
Assets
Current Assets
Cash and cash equivalents	$158	$15,599
Accounts receivable, net	200	200
Accounts receivable - related party, net	3,950	46,800
Prepaid expenses and other assets	2,567	153
Due from related parties - short term	133	208
Total current assets	7,008	62,960
Total Assets	$7,008	$62,960

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$27,092	$50,656
Accrued liability	58,509	49,999
Convertible debt, net of unamortized discount of $3,508 and $4,612, respectively	1,104	15,120
Convertible debt - related party, net of unamortized discount of $15,554 and $20,450, respectively	4,896	-
Notes payable	77,500	45,000
Due to related parties - short term	60,562	60,562
Derivative liabilities	-	529,583
Total current liabilities	229,663	750,920
Total Liabilities	229,663	750,920

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 543,078,645 and 535,120,750 shares issued and outstanding, respectively	5,432	5,352
Additional paid in capital	382,127	94,310
Retained deficit	(610,214)	(787,622)
Total shareholders' deficit	(222,655)	(687,960)

Total Liabilities and Shareholders' Deficit	$7,008	$62,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations
(unaudited)

	For The Three Months Ended June 30,
	2012	2011
Operating Costs and Expenses
Wages and benefits	$38,010	$66,359
Audit and accounting	20,400	11,220
Legal fee	4,377	18,906
Other general and administrative	10,611	16,362
Total operating expenses	73,398	112,847
Loss from operations	(73,398)	(112,847)

Other income (expense)
Gain on derivative liability	258,017	-
Interest expense	(7,211)	(2,411)
Net Income (Loss)	$177,408	$(115,258)

Net Income (Loss) Per Share
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic	542,780,633	414,189,651
Diluted	3,048,980,633	414,189,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Cash Flows
(unaudited)

	For The Three Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net Income (Loss)	$177,408	$(115,258)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on Derivative Liability	(258,017)
Amortization of debt discount	6,000	1,731
Imputed interest on related party loan	1,211
Changes in operating assets and liabilities:
Account receivable	-	25,000
Account receivable, related party	42,850
Prepaid expenses and other assets	(2,414)	(17,278)
Accounts payable	(23,564)	8,906
Accrued liabilities	8,510	13,317
Net cash used in operating activities	(48,016)	(83,582)

Cash Flows From Investing Activities
Advances from related parties	-	(1,000)
Loan repayment by related parties	75	-
Net cash provided by (used in) investing activities	75	(1,000)

Cash Flows From Financing Activities
Borrowing on short term notes payable	32,500	124,800
Net cash provided by financing activities	32,500	124,800

Net decrease in cash and cash equivalents	(15,441)	40,218
Cash and cash equivalents, beginning of period	15,599	58,598
Cash and cash equivalents, end of period	$158	$98,816

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Conversion of notes payable	$15,120	$1,300
Reclassification of derivative liabilities to additional paid-in capital	$271,566	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim financial statements of Writers’ Group Film Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2012 as filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $610,214 at June 30, 2012 that includes income of $177,408 for the three months ended June 30, 2012. The Company also had a working capital deficiency of $222,655 at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related party

During the three months ended June 30, 2012, 3D Conversion Rights paid $42,850 to the Company. The remaining receivable from 3D Conversion Rights was $3,950 at June 30, 2012.

Due to related party

Due to related party consists of the following:

	30-Jun-12	31-Mar-12

Nancy Louise Jones	$60,562	$60,562

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder. The maturity date of this loan is September 1, 2012. This loan bears no interest.  In accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $1,211 on this debt for the three months ended June 30, 2012. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital.

NOTE 4 – NOTES PAYABLE

Note payable consists of the following:

	30-Jun-12	31-Mar-12

Note payable	$77,500	$45,000

Asher Enterprises Note Payable

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises.  The maturity date of this note is November 10, 2012.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2012, the note payable is not convertible.

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises.  The maturity date of this note is January 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2012, the note payable is not convertible.

NOTE 5 – CONVERTIBLE DEBT

Convertible Notes

Convertible debts outstanding on March 31, 2012	$15,120
Less: principal converted into common stock	$(15,120)
Add: amortization of debt discount	$1,104
Convertible debts outstanding on June 30, 2012	$1,104

Asher Enterprise, Inc.

On March 29, 2012, Asher Enterprises, Inc. purchased a convertible note for $15,120 with an annual interest rate of 10%, from Armada International, which is a related party. The new Asher convertible note is due on demand, with interest at 10%, and changes the conversion price from $0.00001 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

On April 2, 2012, the Company converted the $10,000 convertible note into 5,263,158 common shares at $.0019 per share.

On April 9, 2012, the Company converted the $5,120 convertible note into 2,694,737 common shares at $.0019 per share, bringing the balance of Asher convertible debt to zero.

Other Third Party Convertible Notes

The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default at June 30, 2012. The addition of the embedded conversion option resulted in a full discount to the note of $4,612 on March 29, 2012. As a result of the full conversion of the Asher Convertible Note (as discussed above), under ASC 815-15 “Derivatives and Hedging”, all other tainted share settleable instruments must be reclassified from liability to equity. See discussion in Note 7.

During the three months ended June 30, 2012, $1,104 of the debt discount was amortized.

NOTE 6 – CONVERTIBLE DEBTS – RELATED PARTY

Convertible Notes - Related Party

Convertible debts outstanding on March 31, 2012	$-
Add: amortization of debt discount	$4,896
Convertible debts outstanding on June 30, 2012	$4,896

These convertible debts were originally issued in March, and December 2010, respectively, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default as of June 30, 2012. The Company had conversion options embedded in related party convertible notes of $20,450. The addition of the embedded conversion option resulted in a full discount to the note of $20,450 on March 29, 2012. As a result of the full conversion of the Asher Convertible Note (as discussed in Note 5), under ASC 815-15 “Derivatives and Hedging”, all other tainted share settleable instruments must be reclassified from liability to equity. See Discussion in Note 7.

During the three months ended June 30, 2012, $4,896 of the debt discount was amortized.

NOTE 7 – DERIVATIVE LIABILITIES

Asher Enterprise Inc

As discussed in Note 5, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.

1-year Volatility on April 2, 2012 156%
1-year Volatility on April 9, 2012 156%

- An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5%;

- Asher would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 20%;

- Asher would automatically convert the note at maturity if the registration was effective and the company was not in default.

As a result of the note conversions in April, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $10,000 Asher note converted on April 2, 2012 was $16,483 and this value was reclassified out of liabilities to equity and $1,009 was recognized as a loss on derivatives during the three months ended June 30, 2012. The fair value of the instruments related to $5,120 Asher note converted on April 9, 2012 was $8,524 and this value was reclassified out of liabilities to equity and $601 was recognized as a loss on derivatives during the three months ended June 30, 2012.

Other Third Party and Related Party Convertible Notes

As discussed in Note 5 and Note 6, all other share-settleable instruments were classified as liabilities before the full conversion of Asher note. The fair value of the instruments was determined based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.

1-year Volatility on April 9, 2012 156%

- An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5%;

- The holder redeem based on availability of alternative financing, increasing 20.0% monthly to amaximum of 95%;

- The holder would convert monthly (equal to the average trading volume over the last 6 months)

- The holder have not converted to date despite the conversion option being in the money, so no trigger price for early conversion was considered.

As a result of full conversion of Asher note on April 9, 2012, under ASC 815-15 “Derivatives and Hedging”, all other tainted share settleable instruments must be measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the instruments on April 9, 2012 was $246,559 and this value was reclassified out of liabilities to equity and $259,627 was recognized as a gain on derivatives during the three months ended June 30, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2012	$529,583
Change in fair value	1,009
ASC 815-15 deletions (Asher Enterprise)	(16,483)
Change in fair value	601
ASC 815-15 deletions (Asher Enterprise)	(8,524)
Change in fair value	(259,627)
ASC 815-15 deletions (Other Convertible Notes)	(246,559)
Balance at June 30, 2012	$-

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

Derivative Liabilities
Balance at March 31, 2012	$-
Change in fair value	1,009
Change in fair value	601
Change in fair value	(259,627)
Balance at March 31, 2012	$(258,017)

NOTE 8 – EQUITY

Shares issued for convertible notes:

During the three months ended June 30, 2012, $15,120 of convertible debts was converted into 8.0 million common shares. See Note 5.

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following is reconciliation between basic earnings per share (“EPS”) and diluted earnings per share for the three months ended June 30, 2012:

	For the three months ended
	June 30, 2012
	Income (Loss)	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$177,408	542,780,633	$0.00
Effect of Dilutive Securities:
Convertible debt	(278,188)	2,506,200,000	(0.00)
Diluted:
Income attributable to common stock, including assumed conversions	$(100,780)	3,048,980,633	$(0.00)

There is no anti-dilutive security as of June 30, 2012

NOTE 10 – SUBSEQUENT EVENTS

In July, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. As of the filing date, the note payable is not convertible.

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

Results of Operations

The following table sets forth key components of our results of operations for the three months ended June 30, 2012 and 2011.

Results of Operations

	For The Three Months Ended June 30,
	2012	2011
Wages and benefits	38,010	66,359
Audit and accounting	20,400	11,220
Legal fee	4,377	18,906
Other general and administrative	10,611	16,362
Loss from operations	73,398	112,847
Gain (loss) from derivative liability	258,017	-
Interest expense	(7,211)	(2,411)
Net loss	$177,408	$(115,258)

Three Months Ended June 30, 2012 and 2011

Wages and benefits.  Wages and benefits expenses decreased to $28,349 and 43% for the three months ended June 30, 2012 as compared to the same period in 2011. The decrease is mainly due to the decrease in employee pay rate.

Audit and accounting.  Audit and accounting expenses increased $9,180 and 82% for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in the audit and accounting expense is mainly related to the cost for being a public company.

Legal fee.  Legal fee decreased $14,529 and 77% for the three months ended June 30, 2012 as compared to the same period in 2011. The decrease in legal fee is mainly related to settlement of the George Sharp lawsuit in February 2012.

Other general and administrative expenses.  Other general and administrative expenses decreased to $5,751 and 35% for the three months ended June 30, 2012 as compared to the same period in 2011. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $73,398 for the three months ended June 30, 2012 and $112,847 for the same period in 2011.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $258,017 for the three months ended June 30, 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements. There is no gain or loss from derivative liability for the three months ended June 30, 2011.

Interest expense. We incurred $7,211 interest expense for the three months ended June 30, 2012 and $2,411 for the same period in 2011. The interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net income of $177,408 for the three months ended June 30, 2012, and we generated a net loss of $115,258 for the same period in 2011.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $610,214 at June 30, 2012 that includes income of $177,408for the three months ended June 30, 2012. The Company also had a working capital deficiency of $222,655 as of June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of June 30, 2012 and March 31, 2012, we have $158 and $15,599 cash and cash equivalents , respectively. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and borrowings from third and related parties.

	For The Three Months Ended June 30,
	2012	2011

Net cash (used in) operating activities	$(48,016)	$(83,582)
Net cash provided by (used in) investing activities	75	(1,000)
Net cash provided by financing activities	32,500	124,800
Net decrease in cash and cash equivalents	(15,441)	40,218
Cash and cash equivalents at beginning of the period	15,599	58,598
Cash and cash equivalents at end of the period	$158	$98,816

Operating activities

Net Cash used in operating activities of $48,016 for the three months ended June 30, 2012 reflected our net income of $177,408, adjusted for $6,000 of amortization of debt discount and $1,211 imputed interest on related party loan and $258,017 gain on derivative liability. Additional sources of cash include decreases in accounts receivable of $42,850 and increase in accrued liability of $8,510. Uses of cash included an increase in prepaid expenses of $2,414 and decrease in accounts payable of $23,564.

Net cash used in operating activities was $83,582 for the quarter ended June 30, 2011. The net cash used in operating activities is primarily due to the net loss and partially offset by the decrease in accounts receivable during the quarter.

Investing activities

The net cash provided by investing activities is primarily due to repayment of $75 by a related party of the borrowing from the Company.

Net cash used in investing activities was $1,000 for the quarter ended June 30, 2011. The net cash used in investing activities is primarily due to funds lent to related parties during the quarter.

Financing activities

Net cash provided by financing activities of $32,500 for the three months ended June 30, 2012 includes funds borrowed from third party.

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

Borrowings from Third Parties

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises.  The maturity date of this note is November 10, 2012.  This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2012, the note payable is not convertible.

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises.  The maturity date of this note is January 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2012, the note payable is not convertible.

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

CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2012. The Company has taken the steps described below to remediate such material weaknesses.

b)	Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of June 30, 2012, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2012.

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

The Company is not an "accelerated filer" for the fiscal year ended March 31, 2013 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Quarterly report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Quarterly Report on Form 10-K.

LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

Exhibit (31)(i)and(ii)	Rule 15d-14(a) Certifications

Exhibit (32)	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

.
WRITERS’ GROUP FILM CORP

August 17, 2012	By:	/s/ John Diaz
John Diaz, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller