Form 10-Q
period 2012-09-30
Writers Group Film Corp
filed 2012-11-19
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

WRITERS’ GROUP FILM CORP.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 707,990,925 as of November 19, 2012

The number of shares outstanding of our Preferred Stock is 20,000 as of November 19, 2012.

 There are no other classes of stock.

Writers' Group Film Corp.
Consolidated Balance Sheets
(unaudited)

	September 30,	March 31,
	2012	2012
Assets
Current Assets
Cash and cash equivalents	$4,086	$15,599
Accounts receivables, net	200	200
Accounts receivables - related party, net	-	46,800
Prepaid expense and other assets	2,154	153
Deferred financing costs	2,500	-
Due from related parties - short term	-	208
Total current assets	8,940	62,960
Total Assets	$8,940	$62,960

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$35,169	$50,656
Accrued liability	234,771	49,999
Convertible debts, net of unamortized discount of $9,495 and $15,120, respectively	17,117	4,612
Convertible debts - related party, net of unamortized discount of $0	20,450	20,450
Notes payable	70,000	45,000
Due to related parties - short term	61,169	60,562
Derivative liabilities	289,487	529,583
Total current liabilities	728,163	760,862
Total Liabilities	728,163	760,862

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 581,411,978 and 535,120,750 shares issued and outstanding, respectively	5,815	5,352
Additional paid in capital	(505,534)	(471,762)
Retained deficit	(219,504)	(231,492)
Total shareholders' deficit	(719,223)	(697,902)
Total Liabilities and Shareholders' Deficit	$8,940	$62,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations
(unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2012	2011	2012	2011
Revenues
Related party	6,110	-	6,110	-
Total revenue	6,110	-	6,110	-
Operating Costs and Expenses
Wages and benefits	188,041	81,910	226,051	148,269
Audit and accounting	10,000	33,610	30,400	44,830
Legal fee	11,712	45,400	16,089	64,306
Other general and administrative	14,010	54,031	24,621	70,393
Total operating expenses	223,763	214,951	297,161	327,798

Loss from operations	(217,653)	(214,951)	(291,051)	(327,798)

Other income (expense)
Gain from derivative liability	101,103	-	359,120	-
Interest expense	(48,870)	(4,962)	(56,081)	(7,373)
Net income (loss)	(165,420)	(219,913)	11,988	(335,171)

Net income (loss) per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic	554,580,476	492,677,707	548,682,192	453,648,127
Diluted	554,480,476	492,677,707	3,109,069,384	453,648,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Cash Flows
(unaudited)

	For The Six Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities
Net Income/(Loss)	$11,988		$(335,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on Derivative Liability	(359,120)		-
Shares issued for services	-		22,000
Amortization of debt discount	50,625		6,035
Imputed interest on related party loan	2,596		-
Changes in operating assets and liabilities:
Account receivable	-		25,000
Account receivable, related party	46,800		-
Prepaid expenses and other assets	(2,002)		(11,500)
Accounts payable	(15,487)		77,790
Accrued liabilities	184,772		50,607
Net cash used in operating activities	(79,828)		(165,239)

Cash Flows From Investing Activities
Loan repayment by related parties	208		(1,000)
Net cash provided by (used in) investing activities	208		(1,000)

Cash Flows From Financing Activities
Borrowing on short term notes payable	70,000		124,800
Advances from related parties	607
Deferred financing costs	(2,500)		-
Net cash provided by financing activities	68,107		124,800

Net decrease in cash and cash equivalents	(11,513)		(41,439)
Cash and cash equivalents, beginning of period	15,599		58,598
Cash and cash equivalents, end of period	$4,086		$17,159

Supplemental disclosure information:
Income taxes paid	$-		$-
Interest paid	$-		$-
Non-cash financing activities:
Common Shares issued for convertible debt	$38,120		$1,300
Debt discount resulting from recognition of derivative liability	$45,000	$
Reclassification of derivative liabilities to additional paid in capital	$74,025	$
Reclassification from nonconvertible debt to convertible debt	$45,000
Shares issued for preferred stock	$-		$170

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

Correction of Prior Period

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company recorded a non-cash adjustment for the year ended March 31, 2012 which served to reduce additional paid-in capital by $566,072 and increase debt discount and retained earnings by $9,942 and $556,130, respectively. This non-cash adjustment resulted from liability classification of a conversion option embedded in existing convertible debt that was reclassified from equity to a liability due to the issuance of another instrument that contained no explicit limit to the number of shares to be issued upon settlement.  The issuance of the new convertible instrument caused all other share-settleable instruments to be reclassified to liabilities on the date of issuance.  The transaction was originally recorded as an increase in derivative liability of $566,072, loss on derivative liability of $541,010 and an increase in debt discount of $25,062, when it should have been recorded as a decrease in additional paid in capital of $566,072 and an increase in derivative liability of $566,072. Consequently, the March 31, 2012, balance sheet and the statements of operations, cash flows and stockholders’ equity (deficit) for year ended March 31, 2012 were adjusted to reflect the correction of this error. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Measurement

As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of September 30, 2012	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liabilities	$289,487			$289,487

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $219,504 at September 30, 2012 that includes income of $11,988 for the six months ended September 30, 2012. The Company also had a working capital deficiency of $719,223 at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related party

During the six months ended September 30, 2012, 3D Conversion Rights paid $46,800 to the Company. The remaining receivable from 3D Conversion Rights was zero at September 30, 2012.

Due to related party

Due to related party consists of the following:

	September 30, 2012	March 31, 2012
Nancy Louise Jones	$60,562	$60,562
Other	$607	-
Total	$61,169	$60,562

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder. The maturity date of this loan is September 1, 2012 and was extended to September 8, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the extension of maturity constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. As this loan bears no interest, in accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $2,596 on this debt for the six months ended September 30, 2012. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital.

NOTE 4 – NOTES PAYABLE

Note payable consists of the following:

	September 30, 2012	March 31, 2012
Note payable	$70,000	$45,000

Asher Enterprises Note Payable

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises.  The maturity date of this note is January 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.As of September 30, 2012, the note payable is not convertible.

In July, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2012, the note payable is not convertible.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE DEBT

Convertible debts outstanding, net of debt discount of $15,120 on March 31, 2012	$4,612
Add: reclassification from nonconvertible debt to convertible debt, net of debt discount of $45,000	-
Less: principal converted into common stock	(38,120)
Add: amortization of debt discount	50,625
Convertible debts outstanding, net of debt discount of $9,495 on September 30, 2012	$17,117

Asher Enterprise, Inc.

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises.  The maturity date of this note is November 10, 2012.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  On August 7, 2012, after 180 days following the date of the issuance, the note became convertible and was reclassified from nonconvertible debts. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price is 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.On August 20, 2012, the Company converted $12,000 convertible note into 13,333,333 common shares at $0.0009 per share.On September 10, 2012, the Company converted $11,000 convertible note into 25,000,000 common shares at $0.00044 per share.  The remaining convertible loan balance outstanding as of September 30, 2012 is $22,000.

On March 29, 2012, Asher Enterprises, Inc. purchased a convertible note for $15,120 with an annual interest rate of 10%, from Armada International, which is a related party. The new Asher convertible note is due on demand, with interest at 10%, and changes the conversion price from $0.00001 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.On April 2, 2012, the Company converted the $10,000 convertible note into 5,263,158 common shares at $.0019 per share.On April 9, 2012, the Company converted the $5,120 convertible note into 2,694,737 common shares at $.0019 per share, bringing the balance of Asher convertible debt to zero.

The Company analyzed the conversion feature of both Asher notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

Other Third Party Convertible Notes

The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default at September 30, 2012.  As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note on August 7, 2012, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be reclassified from equity to liability. See discussion in Note 7.

During the six months ended September 30, 2012, $50,625 of the debt discount was amortized.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CONVERTIBLE DEBTS – RELATED PARTY

Convertible debts – related party outstanding, net of debt discount of $0 on September 30 and March 31, 2012	$20,450

These convertible debts were originally issued in March, and December 2010, respectively, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default as of September 30, 2012. The Company had conversion options embedded in related party convertible notes of $20,450. As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note on August 7, 2012, the conversion option of all other related party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be reclassified from equity to liability. See discussion in Note 7.

NOTE 7 – DERIVATIVE LIABILITIES

Asher Enterprise Inc

As discussed in Note 5, the Company determined that the instruments embedded in both convertible notes should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 1-year Volatility 156%-167%
- An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5%;
- Asher would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 20%;
- Asher would automatically convert the note at maturity if the registration was effective and the company was not in default.

The fair value of the conversion feature of $15,120 Asher note issued on March 29, 2012 was determined to be $23,309. Out of $23,309, $15,120 was recognized as debt discount and $8,189 was recognized as loss on extinguishment of debt. As a result of the note conversions in April, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instrumentsrelated to $10,000 Asher note converted on April 2, 2012 was $16,483 and this value was reclassified out of liabilities to equity. The fair value of the instruments related to $5,120 Asher note converted on April 9, 2012 was $8,524 and this value was reclassified out of liabilities to equity.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 5, $45,000 Asher notes issued on February 9, 2012 became convertible on August 7, 2012. The fair value of the conversion feature was determined to be $65,835. Out of $65,835, $45,000 was recognized as debt discount and $20,835 was recognized as loss on derivative. As a result of the note conversions in August and September, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of conversions with the change in fair value recorded to earnings. The fair value of the instruments related to $12,000 Asher note converted on August 20, 2012 was $16,589 and fair value of the instruments related to $11,000 Asher note converted on September 10, 2012 was $15,069, this value was reclassified out of liabilities to equity.

Other Third Party and Related Party Convertible Notes

The fair value of the instruments was determined based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.

- 1-year Volatility 156%-167%

- An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5%;

- The holder redeem based on availability of alternative financing, increasing 20.0% monthly to a maximum of 95%;

- The holder would convert monthly (equal to the average trading volume over the last 6 months)

- The holder have not converted to date despite the conversion option being in the money, so no trigger price for early conversion was considered.

As discussed in Note 5 and Note 6, as a result of the Asher convertible note issued on March 29, 2012, under ASC 815-15 “Derivatives and Hedging”, all other share-settle able instruments must be reclassified from equity to liability. The fair value of the conversion feature on March 29, 2012 was determined to be $566,072, and this was recorded as a deduction in Additional Paid-in Capital. As a result of full conversion of Asher note on April 9, 2012, under ASC 815-15 “Derivatives and Hedging”, all other tainted share settle able instruments must be measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the conversion feature on April 9, 2012 was $246,559 and this value was reclassified out of liabilities to equity.

As discussed in Note 5, on August 7, 2012, $45,000 Asher note issued on February 9, 2012 became convertible. Under ASC 815-15 “Derivatives and Hedging”, all other share-settle able instruments must be reclassified from equity to liability. The fair value of the conversion feature on August 7, 2012 was determined to be $377,248 and this was recorded as a deduction in Additional Paid-in Capital.

Under ASC 815-15 “Derivatives and Hedging”, the derivative liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the conversion feature of all the convertible notes on September 30, 2012 was $289,487 and $359,120 was recognized as gain on derivative liabilities for the six months ended September 30, 2012.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at March 31, 2012	$529,583
ASC 815-15 addition (Asher)	65,835
ASC 815-15 addition (other)	377,248
ASC 815-15 deletion (Asher)	(56,665)
ASC 815-15 deletion (other)	(246,559)
Change in fair value	(379,955)
Balance at September 30, 2012	$289,487

The following table summarizes the derivative (gain) or loss recorded for the six months ended September 30, 2012 as a result of the derivative liabilities above:

Derivative Liabilities
Balance at March 31, 2012	$0
Excess of fair value of the derivative over note payable (Asher)	20,835
Change in fair value	(379,955)
Balance at September 30, 2012	$(359,120)

NOTE 8 – EQUITY

Shares issued for convertible notes:

During the six months ended September 30, 2012, $38,120 of convertible debts was converted into 46,291,228 common shares. See Note 5.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following is reconciliation between basic earnings per share (“EPS”) and diluted earnings per share for the six months ended September 30, 2012:

	For the six months ended
	September 30, 2012
	Income (Loss)	Weighted Average Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$11,988	548,682,192	$0.00
Effect of Dilutive Securities:
Convertible debt	(347,277)	2,560,387,192	(0.00)
Diluted:
Income attributable to common stock, including assumed conversions	$(335,289)	3,109,069,384	$(0.00)

There is no dilutive security for for the six months ended September 30, 2012.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2012, the Company converted the $11,000 convertible note dated February 9, 2012, into 28,947,368 common shares at $0.00038 per share.

On October 9, 2012, the Company converted the $700 convertible note dated March 15, 2010, into 70,000,000 common shares at $0.0001 per share.

On October 16, 2012, the Company converted the $10,500 convertible note dated February 9, 2012, into 27,631,579 common shares at $0.00038 per share.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 25% multiplied by the lowest trading price  for the Common Stock during the 120 trading day period ending on the latest complete trading day prior to the conversion date.  Along with the convertible note, the Company issued the warrant to Asher Enterprise to purchase 49,230,769 fully paid and non-assessable common shares of the Company at an exercise price of $0.0000325. The warrant expires in five years.

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

Results of Operations

The following table sets forth key components of our results of operations for the three and six months ended September 30, 2012 and 2011.

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2012	2011	2012	2011
Total Revenue	$6,110	-	$6,110	-
Wages and benefits	188,041	81,910	226,051	148,269
Audit and accounting	10,000	33,610	30,400	44,830
Legal fee	11,712	45,400	16,089	64,306
Other general and administrative	14,010	54,031	24,621	70,393
Loss from operations	(217,653)	(214,951)	(291,051)	(327,798)
Gain from derivative liability	101,103	-	359,120	-
Interest expense	(48,870)	(4,962)	(56,081)	(7,373)
Net income (loss)	$(165,420)	(219,913)	$11,988	(335,171)

Three Months Ended September 30, 2012 and 2011

Revenues. Revenues from related party increased to $6,110 from $0 for the three months ended September 30, 2012 as compared to the same period in 2011. The increase in revenue is primarily due to license fees generated from the Company’s exclusive right and license of certain 2D and 3D completed motion pictures.

Wages and benefits.  Wages and benefits expenses increased by $106,131 and 129.57% for the three months ended September 30, 2012 as compared to the same period in 2011. The increase is mainly due to new employment agreements put in place during the quarter.

Audit and accounting.  Audit and accounting expenses decreased by $(23,610) and 70.25% for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in the audit and accounting expense is mainly related to cost management of the expenses.

Legal fee.  Legal fee decreased by $(33,688) and 74.20% for the three months ended September 30, 2012 as compared to the same period in 2011. The decrease in legal fee is mainly related to settlement of the George Sharp lawsuit in February 2012.

Other general and administrative expenses.  Other general and administrative expenses decreased by $(40,021) and 74.07% for the three months ended September 30, 2012 as compared to the same period in 2011. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to cost management of the expenses.

Loss from operations. Our loss from operations was $217,653 for the three months ended September 30, 2012 and $214,951 for the same period in 2011.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $101,103 for the three months ended September 30, 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements. There is no gain or loss from derivative liability for the three months ended September 30, 2011.

Interest expense. We incurred $48,870 interest expense for the three months ended September 30, 2012 and $4,962 for the same period in 2011. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $165,420 for the three months ended September 30, 2012, and we generated a net loss of $219,913 for the same period in 2011. The decrease in the net loss is mainly related to cost management of the operating expenses.

Six Months Ended September 30, 2012 and 2011

Revenues  Revenues from related party increased to $6,110 from $0 for the six months ended September 30, 2012 as compared to the same period in 2011. The increase in revenue is primarily due to license fees generated from the Company’s exclusive right and license of certain 2D and 3D completed motion pictures.

Wages and benefits.  Wages and benefits expenses increased by $77,782 and 52.46% for the six months ended September 30, 2012 as compared to the same period in 2011. The increase is mainly due to new employment agreements put in place during the quarter.

Audit and accounting.  Audit and accounting expenses decreased by ($14,430) and 32.19% for the six months ended September 30, 2012 as compared to the same period in 2011. The decrease in the audit and accounting expense is mainly related to cost management of the expenses.  .

Legal fee.  Legal fee decreased by ($48,217) and 74.98% for the six months ended September 30, 2012 as compared to the same period in 2011. The decrease in legal fee is mainly related to settlement of the George Sharp lawsuit in February 2012.

Other general and administrative expenses.  Other general and administrative expenses decreased by  ($45,772) and 65.02% for the six months ended September 30, 2012 as compared to the same period in 2011. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The decrease   is mainly related to cost management of the expenses.

Loss from operations. Our loss from operations was $291,051 for the six months ended September 30, 2012 and $327,798 for the same period in 2011. The decrease is mainly related to cost management of the operating expenses.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $359,120 for the six months ended September 30, 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements. There is no gain or loss from derivative liability for the six months ended September 30, 2011.

Interest expense. We incurred $56,081 interest expense for the six months ended September 30, 2012 and $7,373 for the same period in 2011. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net income of $11,988 for the six months ended September 30, 2012, and we generated a net loss of $335,171 for the same period in 2011. The decrease in the net loss is mainly related to cost management of the operating expenses and the increase in gain from derivative liabilities.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $219,504 at September 30, 2012 that includes income of $11,988 for the six months ended September 30, 2012. The Company also had a working capital deficiency of $719,223 as of September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2012 and March 31, 2012, we have $4,086 and $15,599 cash and cash equivalents, respectively. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and borrowings from third and related parties.

	For The Six Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(79,828)	$(165,239)
Net cash provided by (used in) investing activities	208	(1,000)
Net cash provided by financing activities	68,107	124,800
Net decrease in cash and cash equivalents	(11,513)	(41,439)
Cash and cash equivalents at beginning of the period	15,599	58,598
Cash and cash equivalents at end of the period	$4,086	$17,159

Operating activities

Net Cash used in operating activities of $79,828 for the six  months ended September 30, 2012 reflected our net income of $11,988, adjusted for $50,625 of amortization of debt discount and $2,596 imputed interest on related party loan and $359,120 gain on derivative liability. Additional sources of cash include decreases in accounts receivable from related party of $46,800 and increase in accrued liability of $184,772. Uses of cash included an increase in prepaid expenses of $2,002 and decrease in accounts payable of $15,487.

Net cash used in operating activities was $165,239 for the six month ended September 30, 2011. The net cash used in operating activities is primarily due to the net loss and partially offset by shares issued for services, the decrease in accounts receivable and increase in accounts payable and accrued liabilities.

Investing activities

The net cash provided by investing activities for the six months ended September 30, 2012 is primarily due to repayment of $208 by a related party of the borrowing from the Company.

The net cash used in investing activities for the six months ended September 30, 2011 is primarily due to funds of $1,000 lent to related parties during the period.

Financing activities

Net cash provided by financing activities of $68,107 for the six months ended September 30, 2012 includes funds of $70,000 borrowed from third party, $607 borrowed from related party,  and payment of $2,500 for deferred financing costs.

Net cash provided by financing activities was $124,800 for the six months ended September 30, 2011. The net cash provided by financing activities is primarily due to short term borrowings during the quarter.

Loan Commitments

Borrowings from Related Parties

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date of September 8, 2013. This loan bears no interest.

Borrowings from Third Parties

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises.  The maturity date of this note is November 10, 2012.  This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%.  On August 7, 2012, after 180 days following the date of the issuance, the note became convertible . Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. On August 20, 2012, Asher Enterprises converted $12,000 into 13,333,333 shares of the Company’s Common Stock. On September 10, 2012, Asher Enterprises converted $11,000 into 25,000,000 shares of the Company’s Common Stock. As of September 30, 2012, the principal balance of the note payable is $22,000.

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises.  The maturity date of this note is January 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2012, the note payable is not convertible.

In July, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price will be 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2012, the note payable is not convertible.

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

CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2012. The Company has taken the steps described below to remediate such material weaknesses.

(b)	Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of September 30, 2012, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2012.

2. Deficiencies in the staffing of our financial accounting department. Management had engaged an outside accounting consultant to assist in the financial reporting. However, the number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

Exhibit (31) (i) and (ii)	Rule 15d-14(a) Certifications*

Exhibit (32)	Section 1350 Certification*

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

WRITERS’ GROUP FILM CORP

Date: November 19, 2012	By:	/s/ John Diaz
John Diaz, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller