Form 10-Q
period 2012-12-31
Writers Group Film Corp
filed 2013-02-14
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

WRITERS’ GROUP FILM CORP.

a Delaware corporation

8200 Wilshire Boulevard,
Suite 200
Beverly Hills, CA  90211
310.461.3737

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes o    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes o    No  x

The number of shares outstanding of our Common Stock is 1,147,053,701 as of February 11, 2013.

The number of shares outstanding of our Preferred Stock is 20,000 as of February 11, 2013.

There are no other classes of stock.

Writers' Group Film Corp.
Consolidated Balance Sheets
(unaudited)

	December 31,	March 31,
	2012	2012
Assets
Current Assets
Cash and cash equivalents	$41	$15,599
Accounts receivables, net	200	200
Accounts receivables - related party, net	-	46,800
Prepaid expense and other assets	1,896	153
Deferred financing costs	3,500	-
Due from related parties - short term	-	208
Total current assets	5,637	62,960
Total Assets	$5,637	$62,960

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$36,262	$50,656
Accrued liability	325,961	49,999
Convertible debts, net of unamortized discount of $32,861 and $15,120, respectively	28,066	4,612
Convertible debts - related party, net of unamortized discount of $0	1,550	20,450
Notes payable, net of unamortized discount of $12,580 and -0-, respectively	3,420	45,000
Due to related parties - short term	62,388	60,562
Derivative liabilities	252,550	529,583
Total current liabilities	710,197	760,862
Total Liabilities	710,197	760,862

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 923,298,146 and 535,120,750 shares issued and outstanding, respectively	9,234	5,352
Additional paid in capital	(303,944)	(471,762)
Retained deficit	(409,850)	(231,492)
Total shareholders' deficit	(704,560)	(697,902)
Total Liabilities and Shareholders' Deficit	$5,637	$62,960

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations
(unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues
Related party	2,745	-	8,855	-
Total revenue	2,745	-	8,855	-

Operating Costs and Expenses
Wages and benefits	91,050	144,915	317,101	293,184
Audit and accounting	15,166	7,085	45,566	51,915
Legal fee	-	-	16,089	46,853
Other general and administrative	40,193	58,681	64,814	146,527
Total operating expenses	146,409	210,681	443,570	538,479

Loss from operations	(143,664)	(210,681)	(434,715)	(538,479)

Other income (expense)
Gain from derivative liability	6,726	-	365,846	-
Interest expense	(53,408)	(7,457)	(109,489)	(14,830)
Net loss	(190,346)	(218,138)	(178,358)	(553,309)

Net loss per share:
Basic and Diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic and Diluted	777,095,640	481,791,402	624,661,585	396,517,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Cash Flows
(unaudited)

	For The Nine Months Ended December 31,
	2012	2011

Cash Flows From Operating Activities
Net loss	$(178,358)	$(553,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Derivative Liability	(365,846)	-
Shares issued for services	31,000	173,300
Amortization of debt discount	100,679	12,835
Imputed interest on related party loan	4,008	-
Changes in operating assets and liabilities:
Account receivable	-	25,000
Account receivable, related party	46,800	-
Prepaid expenses and other assets	(1,743)	5,000
Accounts payable	(14,394)	52,190
Accrued liabilities	277,762	92,478
Net cash used in operating activities	(100,092)	(192,506)

Cash Flows From Investing Activities
Loan repayment by related parties	2,034	9,500
Net cash provided by investing activities	2,034	9,500

Cash Flows From Financing Activities
Borrowing on short term notes payable	86,000	124,800
Deferred financing costs	(3,500)	-
Net cash provided by financing activities	82,500	124,800

Net decrease in cash and cash equivalents	(15,558)	(58,206)
Cash and cash equivalents, beginning of period	15,599	58,598
Cash and cash equivalents, end of period	$41	$392

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$94,505	$2,003
Debt discount resulting from recognition of derivative liability	131,000
Issuance of note payable	-	(100,000)
Preferred stock issuance for note payable conversion	-	50,000
Reclassification from nonconvertible debt to convertible debt	45,000	-
Reclassification of derivative liabilities to additional paid in capital	42,187	-
Reclassification from related party debt to non-related party debt	$18,900	$-
Shares issued for preferred stock	$-	$170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

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

Correction of Prior Period

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company recorded a non-cash adjustment for the year ended March 31, 2012 which served to reduce additional paid-in capital by $566,072 and increase debt discount and retained earnings by $9,942 and $556,130, respectively. This non-cash adjustment resulted from liability classification of a conversion option embedded in existing convertible debt that was reclassified from equity to a liability due to the issuance of another instrument that contained no explicit limit to the number of shares to be issued upon settlement. The issuance of the new convertible instrument caused all other share-settleable instruments to be reclassified to liabilities on the date of issuance. The transaction was originally recorded as an increase in derivative liability of $566,072, loss on derivative liability of $541,010 and an increase in debt discount of $25,062, when it should have been recorded as a decrease in additional paid in capital of $566,072 and an increase in derivative liability of $566,072. Consequently, the March 31, 2012, balance sheet and the statements of operations, cash flows and stockholders’ equity (deficit) for year ended March 31, 2012 were adjusted to reflect the correction of this error. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

Stock-based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of December 31, 2012	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$252,550			$252,550

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $409,850 at December 31, 2012 that includes loss of $178,358 for the nine months ended December 31, 2012. The Company also had a working capital deficiency of $704,560 at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

NOTE 3 - RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related party

During the nine months ended December 31, 2012, 3D Conversion Rights paid $46,800 to the Company. The receivable from 3D Conversion Rights was zero at December 31, 2012.

Due to related party

Due to related party consists of the following:

	December 31, 2012	March 31, 2012

Nancy Louise Jones	$60,562	$60,562
Other	$1,826	-
Total	$62,388	$60,562

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and major shareholder. The maturity date of this loan is September 1, 2012 and was extended to September 8, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the extension of maturity constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. As this loan bears no interest, in accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $4,008 on this debt for the nine months ended December 31, 2012. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital.

NOTE 4 – NOTES PAYABLE

Note payable consists of the following:

	December 31, 2012	March 31, 2012

Note payable, net of debt discount of $12,580 and $0 respectively	$3,420	$45,000

Asher Enterprises Note Payable
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

Along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0000325.  The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock.  The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the warrants resulted in a full debt discount of $16,000. See discussion related to the derivative liabilities in Note 7 and warrant in Note 8.

During the nine months ended December 31, 2012, $3,420 of the debt discount has been amortized.

NOTE 5 – CONVERTIBLE DEBT

Convertible debts outstanding, net of debt discount of $15,120 on March 31, 2012	$4,612
Add: reclassification from nonconvertible debt to convertible debt, net of debt discount of $45,000	-
Add: issuance of convertible debts, net of debt discount of $70,000	-
Add: reclassification from related-party convertible debt	18,900
Less: principal converted into common stock	(92,705)
Add: amortization of debt discount	97,259
Convertible debts outstanding, net of debt discount of $32,861 on December 31, 2012	$28,066

Asher Enterprise, Inc.

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises. The maturity date of this note is November 10, 2012. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On August 7, 2012, after 180 days following the date of the issuance, the note became convertible and was reclassified from nonconvertible debts. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended December 31, 2012, Asher Enterprise converted the whole note along with accrued interest of $1,800 into 100,522,036 common shares.

On March 29, 2012, Asher Enterprises, Inc. purchased a convertible note for $15,120 with an annual interest rate of 10%, from Armada International, which is a related party. The new Asher convertible note is due on demand, with interest at 10%, and changes the conversion price from $0.00001 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.  During the nine months ended December 31, 2012, Asher Enterprise converted the whole note into 7,957,895 common shares.

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises.  The maturity date of this note is January 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  The note became convertible on October 20, 2012, after 180 days following the date of the note. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price is 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended December 31, 2012, Asher Enterprise converted principal of $31,000 into 96,247,465 common shares, bringing the note balance to $1,500.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

In July, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013.  This loan bears an interest rate of 8% per annum.  Interest on overdue principal after default accrues at an annual rate of 22%.  The note became convertible on December 18, 2012, after 180 days following the date of the note. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock.  The conversion price is 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the conversion option of all the Asher notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

Other Third Party Convertible Notes

The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share.

During the nine months ended December 31, 2012, $18,900 related party convertible debt was reclassified to third party convertible note. This is due to the debt assignment from a related-party debt holder to a third-party debt holder. The Company did not enter into a new debt agreement with the new debt holder and there is no change to the original terms of the promissory note.

During the nine months ended December 31, 2012, debt principal of $1,585 has been converted into 158,450,000 common shares.

As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note during the nine months ended December, 31, 2012, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, all other tainted share settle able instruments must be reclassified from liability to equity. See discussion in Note 7.

During the nine months ended December 31, 2012, $97,259 of the debt discount was amortized.

NOTE 6 – CONVERTIBLE DEBTS – RELATED PARTY

Convertible debts outstanding, net of debt discount of $0 on March 31, 2012	$20,450
Less: reclassification to third-party convertible debt	(18,900)
Convertible debts outstanding, net of debt discount of $0 on December 31, 2012	$1,550

These convertible debts were originally issued in March, and December 2010, respectively, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default as of December 31, 2012.

During the nine months ended December 31, 2012, $18,900 related-party convertible note was reclassified to third party convertible note. See Discussion in Note 6.

As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note on August 7, 2012, the conversion option of all other related party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be reclassified from equity to liability. See discussion in Note 7.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

During the nine months ended December 31, 2012, $0 of the debt discount was amortized.

NOTE 7 – DERIVATIVE LIABILITIES

Asher Enterprise, Inc. Convertible Notes

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
- 1-year Volatility 156%-185%
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

As discussed in Note 5, $45,000 Asher note issued on February 9, 2012 became convertible on August 7, 2012. The fair value of the conversion feature was determined to be $65,835. Out of $65,835, $45,000 was recognized as debt discount and $20,835 was recognized as loss on derivative. As a result of the note conversions in August, September October and November, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of conversions with the change in fair value recorded to earnings. The fair value of the instruments related to $12,000 Asher note converted on August 20, 2012 was $16,589, the fair value of the instruments related to $11,000 Asher note converted on September 10, 2012 was $15,069, the fair value of the instruments related to $11,000 Asher note converted on October 1, 2012 was $15,190, the fair value of the instruments related to $10,500 Asher note converted on October 16, 2012 was $14,535, and the fair value of the instruments related to $500 Asher note converted on November 19, 2012 was $704. Therefore, fair value totaling $62,087 was reclassified out of liabilities to equity.

As discussed in Note 5, $32,500 Asher note issued on April 23, 2012 became convertible on October 20, 2012. The fair value of the conversion feature on October 20, 2012 was determined to be $58,137. Out of $58,137, $32,500 was recognized as debt discount and $25,637 was recognized as loss on derivative. As a result of note conversions in October, November and December, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $9,000 Asher note converted on November 19, 2012 was $16,269, the fair value of the instruments related to $12,000 Asher note converted on November 28, 2012 was $22,233 and the fair value of the instruments related to $10,000 Asher note converted on December 12, 2012 was $18,954. Therefore, fair value totaling $57,456 was reclassified out of liabilities to equity.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

As discussed in Note 5, $37,500 Asher notes became convertible on December 18, 2012. The fair value of the conversion feature was determined to be $66,326. Out of $66,326, $37,500 was recognized as debt discount and $28,826 was recognized as loss on derivative.

Other Third Party and Related Party Convertible Notes

The fair value of the instruments was determined based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 1-year Volatility 156%-185%
- An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5%;
- The holder redeem based on availability of alternative financing, increasing 20.0% monthly to a maximum of 95%;
- The holder would convert monthly (equal to the average trading volume over the last 6 months)
- The Holder would exercise the note as they become exercisable at the target price which is the greater of 20 times the initial exercise price; reset exercise price or stock price.

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

As a result of note conversions in October, November and December 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $700 note converted on October 9, 2012 was $9,611, the fair value of the instruments related to $350 note converted on November 20, 2012 was $6,183, the fair value of the instruments related to $484.5 note converted on November 26, 2012 was $11,884 and the fair value of the instruments related to $50 note converted on December 14, 2012 was $648. Therefore, fair value totaling $28,326 was reclassified out of liabilities to equity.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

Warrants

As discussed in Note 4, 49,230,769 warrants to purchase common stock were issued to Asher Enterprise on November 2, 2012. The fair value of the warrants was determined using multinomial lattice model based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 5-year Volatility 342%-370%
- The holder would exercise the warrant as they become exercisable at target prices of 2 times the stock price or higher
- The holder would exercise the warrant at maturity if the stock price was above the project reset prices.
- The reset of the exercise price is highly probable and resets are projected to decrease the $0.0000325 exercise at issuance to $0.0000094 to $0.0000124 at maturity

The fair value of the warrants on issuance date was $21,143, out of which $16,000 was recorded as debt discount and $5,143 was recognized as loss on derivative.

Under ASC 815-15 “Derivatives and Hedging”, the derivative liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the conversion feature of all the convertible notes and warrants on December 31, 2012 was $252,550 and $365,846 was recognized as gain on derivative liabilities for the nine months ended December 31, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2012	$529,583
ASC 815-15 addition (Asher)	190,298
ASC 815-15 addition (Other)	377,248
ASC 815-15 addition (Warrants)	21,143
ASC 815-15 deletion (Asher)	(144,550)
ASC 815-15 deletion (Other)	(274,885)
Change in fair value	(446,287)

Balance at December 31, 2012	$252,550

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

Derivative Liabilities
Balance at March 31, 2012	$-
Excess of fair value of the derivative over note payable (Asher)	80,441
Change in fair value	(446,287)
Balance at December 31, 2012	$(365,846)

NOTE 8 – EQUITY

Shares issued for convertible notes:

During the nine months ended December 31, 2012, convertible debts of $92,705 along with accrued interest of $1,800 were converted into 363,177,396 common shares. See Note 5.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012

Shares issued for services:

During the nine months ended December 31, 2012, the Company issued 25,000,000 shares of common stock for consulting services.  The fair value of the shares was determined to be  $31,000, which was recorded as general and administrative expense.

Warrants Issued

As discussed in Note 4, along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0000325.  The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.   See discussion in Note 4 and 7. These are the only outstanding and exercisable warrants the Company has. The weighted average exercise price is $0.0000325, and the weighted average remaining term is 4.84 years. As of December 31, 2012, the warrants had an intrinsic value of $23,015.

NOTE 9 – SUBSEQUENT EVENTS

In the fiscal quarter commencing January 1, 2013, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 70,000,000 common shares for gross proceeds of $35,000.

On January 1, 2013, the Company issued 5,000,000 common shares for consulting services.  The fair value of the shares was determined to be $3,000.

On January 9, 2013, the Company converted $2,800 convertible note dated April 23, 2012, into 11,200,000 common shares at $0.00025 per share.

On January 14, 2013, the Company issued 7,000,000 common shares for consulting services.  The fair value of the shares was determined to be $6,300.

On January 17, 2013, the Company converted $250 convertible note dated as of March 15, 2010 into 25,000,000 common shares at $0.00001 per share, and converted $9,500 convertible note dated as of June 21, 2012 into 35,185,185 common shares at $0.00027 per share.

On January 29, 2013, the Company converted $9,500 convertible note dated as of June 21, 2012 into 35,185,185 common shares at $0.00027.

On February 4, 2013, the Company converted $9,500 convertible note dated as of June 21, 2012 into 35,185,185 common shares at $0.00027.

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

Results of Operations

The following table sets forth key components of our results of operations for the three and nine months ended December 31, 2012 and 2011.

	For The Three Months Ended		For The Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Total Revenue	2,745	-	8,855	-
Operating Expenses:
Wage and benefits	91,050	144,915	317,101	293,184
Audit and Accounting	15,166	7,085	45,566	51,915
Legal fee	-	-	16,089	46,853
Other G&A	40,193	58,681	64,814	146,527
Loss from operations	(143,664)	(210,681)	(434,715)	(538,479)

Gain from derivative liability	6,726	-	365,846	-
Interest expense	(53,408)	(7,457)	(109,489)	(14,830)
Net income (loss)	(190,346)	(218,138)	(178,358)	(553,309)

Three Months Ended December 31, 2012 and 2011

Wages and benefits.  Wages and benefits expenses decreased by $(53,865) and 37.17% for the three months ended December 31, 2012 as compared to the same period in 2011. The decrease is mainly due to the resignation of President and Chairman of the Board of Directors on November 30, 2012.

Audit and accounting.  Audit and accounting expenses increased $8,081 and 114.06% for the three months ended December 31, 2012 as compared to the same period in 2011. The increase in the audit and accounting expense is mainly related to cost management of the expenses.

Other general and administrative expenses.  Other general and administrative expenses decreased by $(18,488) and 31.51% for the three months ended December 31, 2012 as compared to the same period in 2011. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to cost management of the expenses.

Loss from operations. Our loss from operations was $143,664 for the three months ended December 31, 2012 and $210,681 for the same period in 2011.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $6,726 for the three months ended December 31, 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements. There is no gain or loss from derivative liability for the three months ended December 31, 2011.

Interest expense. We incurred $53,408 interest expense for the three months ended December 31, 2012 and $7,457 for the same period in 2011. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $190,346 for the three months ended December  31, 2012, and we generated a net loss of $218,138 for the same period in 2011. The decrease in the net loss is mainly related to cost management of the operating expenses.

Nine Months Ended December 31, 2012 and 2011

Wages and benefits.  Wages and benefits expenses increased by $23,917 and 8.16% for the nine months ended December 31, 2012 as compared to the same period in 2011. The increase is mainly due to new employment agreements put in place during the current fiscal year.

Audit and accounting.  Audit and accounting expenses decreased by ($6,349) and 12.23% for the nine months ended December 31, 2012 as compared to the same period in 2011. The decrease in the audit and accounting expense is mainly related to cost management of the expenses.

Legal fee.  Legal fee decreased ($30,764) and 65.66% for the nine months ended December 31, 2012 as compared to the same period in 2011. The decrease in legal fee is mainly related to settlement of the George Sharp lawsuit in February 2012.

Other general and administrative expenses.  Other general and administrative expenses decreased by ($81,713) and 55.77% for the nine months ended December 31, 2012 as compared to the same period in 2011. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to cost management of the expenses.

Loss from operations. Our loss from operations was $434,715 for the nine months ended December 31, 2012 and $538,479 for the same period in 2011.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $365,846 for the nine months ended December 31, 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements. There is no gain or loss from derivative liability for the nine months ended December 31, 2011.

Interest expense. We incurred $109,489 interest expense for the nine months ended December 31, 2012 and $14,830 for the same period in 2011. The interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $178,358 for the nine months ended December 31, 2012, and we generated a net loss of $553,309 for the same period in 2011. The decrease in the net loss is mainly related to cost management of the operating expenses and the increase in gain from derivative liabilities.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $704,560 at December 31, 2012 that includes loss of $178,358 for the nine months ended December 31, 2012. The Company also had a working capital deficiency of $704,560 as of December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of December 31, 2012 and March 31, 2012, we have $41 and $15,599 cash and cash equivalents , respectively. The following table provides detailed information about our net cash flows for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

	For The Nine Months Ended December 31,
	2012	2011

Net cash used in operating activities	$(100,092)	$(192,506)
Net cash provided by investing activities	2,034	9,500
Net cash provided by financing activities	82,500	124,800
Net decrease in cash and cash equivalents	(15,558)	(58,206)
Cash and cash equivalents at beginning of the period	15,599	58,598
Cash and cash equivalents at end of the period	$41	$392

Operating activities

Net Cash used in operating activities of $100,092 for the  nine  months ended December 31, 2012 reflected our net loss  of $178,358, adjusted for $100,679 of amortization of debt discount and $4,008 imputed interest on related party loan and $365,846 gain on derivative liability. Additional sources of cash include decreases in accounts receivable of $46,800 and increase in accrued liability of $277,762. Uses of cash included an increase in prepaid expenses of $1,743 and decrease in accounts payable of $14,396.

Net cash used in operating activities was $192,506 for the nine month ended December 31, 2011. The net cash used in operating activities is primarily due to the net loss and partially offset by shares issued for services, increase in accounts payable, and the decrease in accounts receivable during the quarter.

Investing activities

During the nine months ended December 31, 2012 and 2011, the net cash provided by investing activities is primarily due to repayment of $2,034 and $9,500, respectively, by a related party of the Company.

Financing activities

Net cash provided by financing activities of $82,500 for the nine months ended December 31, 2012 includes funds of $86,000 borrowed from third party and payment of $3,500 for deferred financing costs.

Net cash provided by financing activities was $124,800 for the nine months ended December 31, 2011. The net cash used in financing activities is primarily due to short term borrowings during the quarter.

Loan Commitments

Borrowings from Related Parties

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date of September 8, 2013. This loan bears no interest.

Borrowings from Third Parties

In July, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On December 18, 2012, after 180 days following the date of the note, the note became convertible. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date.

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

CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2012. The Company has taken the steps described below to remediate such material weaknesses.

(b)	Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

1. Deficiencies in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2012.

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

.
WRITERS’ GROUP FILM CORP

February 14, 2013	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller