Form 10-K
period 2013-03-31
Writers Group Film Corp
filed 2013-07-16
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, was approximately $1.7 million.

The number of shares outstanding of our Common Stock is 2,245,945,787 as of July 16, 2013.

The number of shares outstanding of our Preferred Stock is 10,000 as of July 16, 2013.

There are no other classes of stock.

PART I

ITEM 1.  BUSINESS.

Writers’ Group Film Corp (sometimes the "Company") is a Delaware corporation incorporated on March 9, 2007. On February 25, 2011, we acquired all of the outstanding shares of capital stock of Front Row Networks, Inc., a Nevada corporation (sometimes “Front Row”) from its shareholders and the Company, through Front Row Networks Inc., is engaged in content creation to produce, acquire and distribute live concerts in three dimensional format (“3D”) for initial worldwide digital broadcast into digitally-enabled movie theaters and thereafter, licensed to DVD and Blu-Ray retailers, free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. We believe that the licensing of the distribution rights to the live concerts will be the primary source of revenue for the Company. We further believe that we will be able to generate revenue when we present live concerts in 3D, at lower ticket prices, to a worldwide fan base in a cost-effective manner.

The Company intends to acquire and license certain merchandising rights from the content owners and event sponsors that will enable the Company to sell merchandise, such as clothing, and other products, tailored to each artist or sponsor, in movie theaters where the event is exhibited. We believe that by packaging new theatrical events with existing catalogues, Front Row can create a series of theatrical content, and an identity as the premiere brand in alternative theatrical content.

The Company believes that the theatrical filmed entertainment and music industries are experiencing major structural and technological changes, including a trend towards live concert tours in the music industry, and increased demand for 2D and 3D alternative content, or non-studio event films that can be exhibited in cinemas during the off-peak periods. Although the industry is dominated by the major studios, record labels, and concert promotional companies, the Company believes that there is still opportunity for it to provide targeted independent production of alternative theatrical event content. According to industry analysts, less than 5% of theater seats are occupied Monday through Thursday. Exhibitors want alternative content to attract audiences during off peak times. With major studios distributing fewer and fewer high budget films, both exhibitors and audiences are eager for more content.

We anticipate that the selection of any content and our participation in each project may be complex and extremely risky. Further, there can be no assurance that any of our digital broadcasts or theatrical releases that are completed will be successfully marketed. Due to current general economic condition and the shortages of available capital, there is no assurance that we will be able to identify and evaluate and produce marketable content.

We intend to use third party project financing wherever it is possible for our 3D productions. This ability will allow the Company to attract higher quality independent projects. Typically a single purpose entity specific to the film project will be established to produce and finance the concert. This entity then contracts with the financing parties and the artists and sponsors. We will be competing, however, with other established and well-financed entities.

While the core business of Front Row Networks remains the production, acquisition and distribution of 2D and 3D theatrical event programming, the Company seeks to secure and distribute non-concert alternative theatrical programming, such as animated family content, music-related documentaries, and other gaming content that can be distributed via mobile and internet platforms. It is the Company’s strategic goal to acquire the broadest range of rights for exclusive programming, we may finance all or part of the production of our entertainment programs, acquire rights to completed projects, acquire content catalogues, or acquire companies which own or control content catalogues. We believe that we are positioned to benefit from the market growth and increased demand for alternative theatrical content and mobile content, and we intend to continue expansion of our exclusive library content throughout the coming year.

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

The business in which we engage is significantly competitive. Each of our primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films. We will compete with major entertainment companies, such as Sony, Warner Brothers, Disney, AEG, and Live Nation for content. We also anticipate that we will compete with a large number of United States-based and international distributors and sub-distributors of independent films and alternative content including divisions of Sony/MGM, Cinedigm Digital Cinema Corp., NCM Fathom, and Screenvision in the production of alternative event content that may be expected to appeal to national and international audiences. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of entertainment.

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

There is also active competition among all production companies in the entertainment and related industries for services of producers, directors, musicians and others and for the acquisition of literary properties. The increased number of theatrical films released in the United States has resulted in increased competition for theater space and audience attention and may have an effect on competing live 3D event and concert broadcasting.

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

3.  Audience acceptance of our content will determine our success, and the prediction of such acceptance is inherently risky.

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

4.  The competition for booking screens may have an adverse effect on theatrical revenues.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Bulletin Board System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during the fiscal year ended March 31, 2013 and 2012. The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2013

Quarter	High	Low

First	.0057	.0015
Second	.0045	.0006
Third	.0019	.0005
Fourth	.0014	.0005

Fiscal Year Ended March 31, 2012

Quarter	High	Low

First	.0619	.0155
Second	.0170	.0065
Third	.0090	.0012
Fourth	.0070	.0029

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

(b) Holders.

There are 148 holders of record of the Company's Common Stock.

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

(g) Recent Sale of Unregistered Securities

During the year ended March 31, 2013 we sold and issued an aggregate of 331,197,000 shares of common stock in exchange for services. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each of the three shareholders had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

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

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters. This concept, known in the industry as alternative content, is intended to present live events theatrically in 2D and 3D, at lower ticket prices, to a massive fan base worldwide in a cost-effective manner. Following the initial theatrical run, the distribution rights to the events will be licensed to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. Front Row Networks will also sell merchandising, such as clothing, and other goods and products, tailored to each Event, Artist and/or each Sponsor, in movie theaters where the concert is exhibited

In February 2011, FRN completed a reverse acquisition transaction through a share exchange with WRIT, whereby WRIT acquired 100% of the issued and outstanding capital stock of FRN in exchange for 100,000,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT’s wholly-owned subsidiary and the former FRN’s shareholders became controlling stockholders of WRIT. The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

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

Financial Performance Highlights

The following summarizes certain key financial information for the fiscal year ended March 31, 2013 and 2012:

•	Revenues: Our revenues were $8,855 and $397,000 for the fiscal years ended March 31, 2013 and 20for 12.

•	Net loss: Net loss was $392,769 and $216,784 for the fiscal years ended March 31, 2013 and 2012.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended March 31, 2013 and 2012.

	For the Year Ended 03/31/2013	For the Year Ended 03/31/2012
Total Revenue	$8,855	$397,000
Operating Expenses:
Wages and benefits	248,069	273,571
Audit and accounting	55,122	59,125
Legal fee	16,839	150,539
Other general and administrative	122,116	161,412
Loss from operations	(433,291)	(247,647)
Loss on extinguishment of debt	-	(8,189)
Gain on derivative liability	193,155	59,798
Interest expense	(152,633)	(20,746)
Net loss	$(392,769)	$(216,784)

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Revenues.  Revenues decreased 98% to $8,855 for the fiscal year ended March 31, 2013 from $397,000 for the fiscal year ended March 31, 2012, due to a decrease in available produced and acquired content available for distribution.

Revenues in the amount of $8,855 for the fiscal year ended March 31, 2013 were comprised of $8,855 from 3D Conversion Rights LLC (“3D Conversion Rights”), a company wholly owned by Mr. John Diaz, the former CEO and major shareholder of the Company.

Revenues for the fiscal year ended March 31, 2012 were derived from a license fee of $172,000 from Anvil International, Ltd. (“Anvil International”) and a license fee of $225,000 from 3D Conversion Rights. The Company granted to Anvil International and 3D Conversion Rights the exclusive right and license under copyright, to distribute, transmit, display, exhibit, project, license, simulcast, perform and otherwise exploit certain 2D and 3D completed motion pictures based upon live concert performances.

Wages and benefits. Wages and benefits expenses decreased 9.3% to $248,069 for the fiscal year ended March 31, 2013 from $273,571 for the fiscal year ended March 31, 2012. The decrease is mainly due to the minimal personnel cost during the year. The wages and benefits expenses for the fiscal year ended March 31, 2013 and 2012 include employee stock compensation in the amount of $192,368 and $85,000, respectively.

Audit and accounting. Audit and accounting expenses was $55,122 for the fiscal year ended March 31, 2013. The decrease in the audit and accounting expense is mainly related to the change of accounting consultants.

Legal fee. Legal Fee decreased 88.8% to $16,839 for the fiscal year ended March 31, 2013 from $150,539 for the fiscal year ended March 31, 2012. The high legal fee in the fiscal year ended March 31, 2012 is mainly related to the George Sharp lawsuit, which is discussed in more details in Note 9 to our consolidated financial statements.

Other general and administrative expenses. Other general and administrative expenses decreased to $122,116 for the fiscal year ended March 31, 2013 from $161,412 for the fiscal year ended March 31, 2012.Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $433,291 for the fiscal year ended March 31, 2013 and $247,647 for the period ended March 31, 2012.

Loss on extinguishment of debt. We recorded a loss on extinguishment of debt of $0 for the fiscal year ended March 31, 2013 and $8,189 for the fiscal year ended March 31, 2012. The $8,189 loss resulted from the recognition of derivative liability in debt amendment. See more discussion in Note 7.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $193,155 and 59,798 for the fiscal year ended March 31, 2013 and 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements.

Interest expense. We incurred $152,633 interest expense for the fiscal year ended March 31, 2013, and $20,746 interest expense for the fiscal year ended March 31, 2012. The increase in interest expense is mainly due to additional borrowings and debt discount amortization.

Net loss. As a result of the foregoing factors, we generated a net loss of $392,769 and $216,784 for the fiscal year ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $624,261 at March 31, 2013 that includes losses of $392,769 for the fiscal year ended March 31, 2013 and losses of $216,784 for the fiscal year ended March 31, 2012. The Company also had a working capital deficiency of $214,499 as of March 31, 2013 and a working capital deficiency of $697,902 as of March 31, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2013 and 2012, we have $1,143and $15,599 cash and cash equivalents, respectively. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations and borrowings from third and related parties.

	For the Year Ended 3/31/2013	For the Year Ended 03/31/2012
Net cash used in operating activities	$(164,736)	$(226,299)
Net cash provided by investing activities	-	13,500
Net cash provided by financing activities	150,280	169,800
Net decrease in cash and cash equivalents	(14,456)	(42,999)
Cash and cash equivalents at beginning of the period	15,599	58,598
Cash and cash equivalents at end of the period	$1,143	$15,599

Operating activities

Cash used in operating activities of $164,736 for fiscal year ended March 31, 2013 reflected our net loss of $392,769, adjusted for non-cash expenses, consisting primarily of $193,155 of gain on derivative liability, $254,340 of stock based compensation to employee, consultant and other services, $138,758 of amortization of debt discount, $2,500 of amortization of deferred financing costs, and $5,449 imputed interest on related party loan. Additional major sources of cash include decreases in related party accounts receivable of $46,800. Uses of cash included a decrease in accounts payable and accrued liability of $25,102

Cash used in operating activities of $226,299 for fiscal year ended March 31, 2012 reflected our net loss of $216,784, adjusted for revenue of $303,000 settled by debt cancellation and non-cash expenses, consisting primarily of $59,798 of gain on derivative liability, $8,189 of loss of debt extinguishment, $246,975 of stock based compensation to employee, consultant and other services, $12,835 of amortization of debt discount and $4,845 imputed interest on related party loan. Additional sources of cash include decreases in accounts receivable of $24,800 and increase in accounts payable and accrued liability of $97,592. Uses of cash included an increase in related party accounts receivable of $46,800.

Investing activities

The net cash provided by or used in investing activities is primarily due to funds lent to related parties. During the fiscal year ended March 31, 2013 and 2012, the related parties repaid $0 and $13,500 of the borrowing from the Company, respectively.

Financing activities

Net cash provided by financing activities of 150,280 for the fiscal year ended March 31, 2013 includes $116,000 of funds borrowed from third party, $35,000 of shares issued for cash and $2,780 of advances from related party, offset by $3,500 paid for deferred financing costs.

Net cash provided by financing activities of $169,800 for the fiscal year ended March 31, 2012 includes funds borrowed from third party.

Loan Commitments

Borrowings from Related Parties

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at September 1, 2013. This loan bears no interest.

Borrowings from Third Parties

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is January 25, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. This note has been converted in its entirety and has been surrendered to the Company.

On June 21, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. This note has been converted in its entirety and has been surrendered to the Company.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 25% multiplied by the lowest trading price for the Common Stock during the one hundred twenty trading day period ending on the latest complete trading day prior to the conversion date. Along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

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

Recent Accounting Pronouncements

See Note 1. “Organization, Business Operations and Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Writers' Group Film Corp.
Glendale, California

We have audited the accompanying consolidated balance sheets of Writers' Group Film Corp. and its wholly owned subsidiary (collectively, the “Company”) as of March 31, 2013 and March 31, 2012, the related consolidated statements of operations, cash flows and changes in shareholders’ deficit for the years then ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Writers' Group Film Corp. and its wholly owned subsidiary as of March 31, 2013, and the results of their operations and their cash flows for the years then ended March 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 16, 2013

Writers' Group Film Corp.
Consolidated Balance Sheets

	March 31,	March 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$1,143	$15,599
Accounts receivables, net	200	200
Accounts receivables - related party, net	-	46,800
Prepaid expense and other assets	1,710	153
Deferred financing costs	3,500	-
Due from related parties - short term	-	208
Total current assets	6,553	62,960
Total Assets	$6,553	$62,960

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$31,520	$50,656
Accrued liability	39,433	49,999
Convertible debts, net of unamortized discount of $0 and $15,120, respectively	20,727	4,612
Convertible debts - related party, net of unamortized discount of $0 and $0, respectively	1,550	20,450
Notes payable, net of unamortized discount of $7,362 and $0, respectively	41,138	45,000
Due to related parties - short term	63,134	60,562
Derivative liabilities	23,550	529,583
Total current liabilities	221,052	760,862
Total Liabilities	221,052	760,862

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 10,000 and 10,000 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 1,573,982,182 and 535,120,750 shares issued and outstanding, respectively	15,741	5,352
Additional paid in capital	394,021	(471,762)
Retained deficit	(624,261)	(231,492)
Total shareholders' deficit	(214,499)	(697,902)
Total Liabilities and Shareholders' Deficit	$6,553	$62,960

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations

	For The Years Ended March 31,
	2013	2012
Revenues
Third party	$-	$172,000
Related party	8,855	225,000
Total revenues	8,855	397,000
Operating Costs and Expenses
Wages and benefits	248,069	273,571
Audit and accounting	55,122	59,125
Legal fee	16,839	150,539
Other general and administrative	122,116	161,412
Total operating expenses	442,146	644,647

Loss from operations	(433,291)	(247,647)

Other income (expense)
Loss on extinguishment of debt	-	(8,189)
Gain from derivative liabilities	193,155	59,798
Interest expense	(152,633)	(20,746)
Net loss	(392,769)	(216,784)

Net loss per share
Basic	$-	$-
Diluted	$-	$-

Weighted average common shares outstanding:
Basic	819,739,016	430,329,627
Diluted	819,739,016	430,329,627

The accompanying notes are an integral part of these consolidated financial statements.

WRITERS’ GROUP FILM CORP.
Consolidated Statements of Changes in Shareholders’ Deficit

For the Fiscal Years Ended March 31, 2013 and March 31, 2012

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional Paid-in	Retained	Total Shareholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2011	253,090,750	$2,531	10,000	$-	8,500	$-	(156,867)	$(14,708)	$(169,044)
Issuance of Note payable	-	-	-	-	-	-	(100,000)	-	(100,000)
Issuance of Series B Preferred Stock	-	-	-	-	10,000	-	100,000	-	100,000
Shares issued for convertible notes	217,780,000	2,178	-	-	-	-	-	-	2,178
Shares issued for preferred stock conversion	17,000,000	170	-	-	(8,500)	-	(170)	-	-
Shares issued for services	22,250,000	223	-	-	-	-	92,752	-	92,975
Shares issued to employees	25,000,000	250	-	-	-	-	84,750	-	85,000
Shares transferred to settle lawsuit	-	-	-	-	-	-	69,000	-	69,000
Imputed interest on related party loan	-	-	-	-	-	-	4,845	-	4,845
Reclassification of derivative to additional paid in capital	-	-	-	-	-	-	(566,072)	-	(566,072)
Net loss	-	-	-	-	-	-	-	(216,784)	(216,784)
Balance, March 31, 2012	535,120,750	$5,352	10,000	$-	10,000	$-	(471,762)	$(231,492)	$(697,902)
Shares issued for convertible notes	637,664,432	6,377	-	-	-	-	131,128		137,505
Shares issued for services	331,197,000	3,312	-	-	-	-	251,028	-	254,340
Shares issued for cash	70,000,000	700	-	-	-	-	34,300	-	35,000
Imputed interest on related party loan	-	-	-	-	-	-	5,449	-	5,449
Reclassification of derivative to additional paid in capital	-	-	-	-	-	-	443,878	-	443,878
Net loss	-	-	-	-	-	-	-	(392,769)	(392,769)
Balance, March 31, 2013	1,573,982,182	$15,741	10,000	$-	10,000	$-	394,021	$(624,261)	$(214,499)

The accompanying notes are an integral part of these consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Cash Flows

	For The Year Ended March 31,
	2013	2012

Cash Flows From Operating Activities
Net loss	$(392,769)	$(216,784)
Adjustments to reconcile net loss to net cash used in operating activities:

License revenue settled by debt cancellation - third party	-	(124,800)
License revenue settled by debt cancellation - related party	-	(178,200)
Loss on Debt Extinguishment	-	8,189
Gain on derivative liability	(193,155)	(59,798)
Shares issued for services	254,340	177,975
Amortization of debt discount	138,758	12,835
Amortization of deferred financing costs	2,500	-
Shares issued for legal settlement	-	69,000
Imputed interest on related party loan	5,449	4,845
Changes in operating assets and liabilities:
Account receivable	-	24,800
Account receivable, related party	46,800	(46,800)
Prepaid expenses and other current assets	(1,557)	4,847
Accounts payable	(19,136)	50,656
Accrued liabilities	(5,966)	46,936
Net cash used in operating activities	(164,736)	(226,299)

Cash Flows From Investing Activities
Loan repayment by related parties	-	13,500
Net cash provided by investing activities	-	13,500

Cash Flows From Financing Activities
Shares issued for cash	35,000	-
Borrowing on short term notes payable	116,000	169,800
Proceeds from related party advances	2,780	-
Deferred financing costs	(3,500)	-
Net cash provided by financing activities	150,280	169,800

Net decrease in cash and cash equivalents	(14,456)	(42,999)
Cash and cash equivalents, beginning of period	15,599	58,598
Cash and cash equivalents, end of period	$1,143	$15,599

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common shares issued for convertible debt and accrued interests	$137,505	$2,178
Common shares issued for preferred stock	-	170
Debt discount resulting from recognition of derivative liability	$131,000	$25,062
Issuance of note payable	$-	$(100,000)
Preferred stock issuance for note payable conversion	$-	$100,000
Reclassification from related party debt to non-related party debt	$18,900	$-
Reclassification from nonconvertible debt to convertible debt	$45,000	$-
Reclassification of derivative liabilities to additional paid in capital	$443,878	$-

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

Embedded Conversion Feature

The Company has issued convertible instruments which contain embedded conversion features. The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and therefore need to bifurcate the conversion feature and account for it as a separate derivative liability.

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

Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2013 and 2012. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$23,550			$23,550

As of March 31, 2012	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$529,583			$529,583

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $624,261 at March 31, 2013 that includes loss of $392,769 for the year ended March 31, 2013. The Company also had a working capital deficiency of $214,499 at March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – RELATED PARTY BALANCES AND TRANSACTIONS

Accounts receivable from related party

The Company and 3D Conversion Rights, a company wholly owned by Mr. John Diaz, the former CEO and major shareholder of the Company entered into an exclusive license agreement on March 25, 2012. Based on the terms of this license agreement, 3D Conversion Rights agreed to pay to the Company an aggregate amount of $225,000 as the license fee, by the cancellation of a $177,600 note payable to 3D Conversion Rights along with accrued interest of $600 and payment of $46,800 in certified funds before June 30, 2012. As of March 31, 2013 and 2012, the Company has a receivable from 3D Conversion Rights in the amount of $0 and $46,800.

Due to related party

Due to related party consists of the following:

	March 31, 2013	March 31, 2012

Nancy Louise Jones	$60,562	$60,562
Other	$2,572	-
Total	$63,134	$60,562

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and major shareholder. The maturity date of this loan is September 1, 2012 and was extended to September 8, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the extension of maturity constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. As this loan bears no interest, in accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $5,449 on this debt for the year ended March 31, 2013 and $4,845 for the year ended March 31, 2012. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital.

NOTE 4 – NOTES PAYABLE

Note payable consists of the following:

	March 31, 2013	March 31, 2012

Note payable, net of debt discount of $7,362 and $0 respectively	$41,138	$45,000

Asher Enterprises Notes Payable

Note payable balance as of March 31, 2012 consists of the $45,000 note from Asher Enterprises issued on February 9, 2012. The maturity date of this note is November 10, 2012. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On August 7, 2012, after 180 days following the date of the issuance, the note became convertible and was reclassified from nonconvertible debts. See more discussion about the conversion feature of this note in Note 5.

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

Along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. As of March 31, 2013, the warrants were treated as a derivative liability.

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock. The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the warrants resulted in a full debt discount of $16,000. During the year ended March 31, 2013, debt discount of $8,638 related was amortized and the unamortized discount is $7,362 as of March 31, 2013. See discussion related to the derivative liabilities in Note 7 and warrants in Note 9.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the lowest two trading price for the Common Stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2013, the note is not convertible yet.

NOTE 5 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0, on March 31, 2011	$6,790
Less: principal converted into common stock	(2,178)
Add: convertible debt transferred from related party to third party with accrued interest, net of debt discount of $15,120	-
Convertible debt outstanding, net of debt discount of $15,120, on March 31, 2012	$4,612
Add: reclassification from nonconvertible debt to convertible debt, net of debt discount of $45,000	-
Add: issuance of convertible debts, net of debt discount of $70,000	-
Add: reclassification from related-party convertible debt	18,900
Less: principal converted into common stock	(132,905)
Add: amortization of debt discount	130,120
Convertible debts outstanding, net of debt discount of $0 on March 31, 2013	$20,727

During the year ended March 31, 2013, $137,505 of convertible debts and accrued interests was converted into 637,644,432 shares of common stock.

During the year ended March 31, 2012, $2,178 of convertible debts was converted into 217.78 million shares of common stock at $0.00001 per share.

Asher Enterprises, Inc.

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises. The maturity date of this note is November 10, 2012. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On August 7, 2012, after 180 days following the date of the issuance, the note became convertible and was reclassified from nonconvertible debts. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted the whole note along with accrued interest of $1,800 into 100,522,036 common shares.

On March 29, 2012, Asher Enterprises, Inc. purchased a convertible note for $15,120 with an annual interest rate of 10%, from Armada International, which is a related party. The new Asher convertible note is due on demand, with interest at 10%, and changes the conversion price from $0.00001 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted the whole note into 7,957,895 common shares.

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is January 25, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The note became convertible on October 20, 2012, after 180 days following the date of the note. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted principal of $32,500 and accrued interest of $1,300 into 107,447,465 common shares, bringing the note balance to $0.

On June 21, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The note became convertible on December 18, 2012, after 180 days following the date of the note. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted principal of $37,500 and interest of $1,500 into 143,287,036 common shares, bringing the note balance to $0.

As of March 26, 2013, all the Asher convertible notes were fully converted.

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

During the year ended March 31, 2013, $18,900 related party convertible debt was reclassified to third party convertible note. This is due to the debt assignment from a related-party debt holder to a third-party debt holder. The Company did not enter into a new debt agreement with the new debt holder and there is no change to the original terms of the promissory note.

During the year ended March 31, 2013, debt principal of $2,785 has been converted into 278,450,000 common shares.

As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note during the year ended March 31, 2013, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, all other tainted share settle able instruments must be reclassified from liability to equity. As a result of the full conversion of Asher convertible debts on March 26, 2013, the derivative treatment on these other third convertible notes ended and the derivative liabilities must be reclassified back to equity. See discussion in Note 7.

NOTE 6 – CONVERTIBLE DEBTS – RELATED PARTY

Convertible debts – related party outstanding, net of debt discount of $12,835, on March 31, 2011	$21,615
Add: Amortization of debt discount	12,835
Less: convertible debt transferred from related party to third party - See Note 5	(14,000)
Convertible debts – related party outstanding, net of debt discount of $0, on March 31, 2012	20,450
Less: reclassification to third party convertible debt	(18,900)
Convertible debts outstanding, net of debt discount of $0 on March 31, 2013	$1,550

These convertible debts were originally issued in March, and December 2010, respectively, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share. The debts are in default as of March 31, 2013.

As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note on August 7, 2012, the conversion option of all other related party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be reclassified from equity to liability. As a result of the full conversion of Asher convertible debts on March 26, 2013, the derivative treatment on these related party convertible notes ended and the derivative liabilities must be reclassified back to equity. See discussion in Note 7.

NOTE 7 – DERIVATIVE LIABILITIES

FOR THE YEAR ENDED MARCH 31, 2013
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
- 1-year Volatility 156%-195%
- An event of default would occur 0% of the time, increasing 1.00% per month to a maximum of 5%;
- Asher would redeem based on availability of alternative financing, increasing 2.0% monthly to a maximum of 20%;
- Asher would automatically convert the note at maturity if the registration was effective and the company was not in default.

The fair value of the conversion feature of $15,120 Asher note issued on March 29, 2012 was determined to be $23,309. Out of $23,309, $15,120 was recognized as debt discount and $8,189 was recognized as loss on extinguishment of debt. As a result of the full conversions in April, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to the $15,120 Asher note converted was $25,007 and was reclassified out of liabilities to equity.

As discussed in Note 5, $45,000 Asher note issued on February 9, 2012 became convertible on August 7, 2012. The fair value of the conversion feature was determined to be $65,835. Out of $65,835, $45,000 was recognized as debt discount and $20,835 was recognized as loss on derivative. As a result of the note conversions in August, September October and November, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of conversions with the change in fair value recorded to earnings. The fair value of the instruments related to $45,000 Asher note converted was $62,087 and was reclassified out of liabilities to equity.

As discussed in Note 5, $32,500 Asher note issued on April 23, 2012 became convertible on October 20, 2012. The fair value of the conversion feature on October 20, 2012 was determined to be $58,137. Out of $58,137, $32,500 was recognized as debt discount and $25,637 was recognized as loss on derivative. As a result of note conversions in October, November, December, 2012 and January 2013, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $32,500 Asher note converted was $60,238 and was reclassified out of liabilities to equity.

As discussed in Note 5, $37,500 Asher notes became convertible on December 18, 2012. The fair value of the conversion feature was determined to be $66,326. Out of $66,326, $37,500 was recognized as debt discount and $28,826 was recognized as loss on derivative. As a result of note conversions in January, February and March, 2013, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $37,500 Asher note converted was $68,693 and was reclassified out of liabilities to equity.

Other Third Party and Related Party Convertible Notes

The fair value of the instruments was determined based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 1-year Volatility 156%-195%
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

As a result of full conversion of $15,120 Asher note on April 9, 2012, under ASC 815-15 “Derivatives and Hedging”, all other tainted share settle able instruments must be measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the conversion feature on April 9, 2012 was $246,559 and this value was reclassified out of liabilities to equity.

As discussed in Note 5, on August 7, 2012, $45,000 Asher note issued on February 9, 2012 became convertible. Under ASC 815-15 “Derivatives and Hedging”, all other share-settle able instruments must be reclassified from equity to liability. The fair value of the conversion feature on August 7, 2012 was determined to be $377,248 and this was recorded as a deduction in Additional Paid-in Capital.

As discussed in Note 5, $2,785 other convertible notes were converted to common stock during the year ended March 31, 2013. Under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $2,785 notes converted was $52,562 and was reclassified out of liabilities to equity.

As discussed in Note5, all the convertible Asher notes were fully converted to common stock on March 26, 2013, the conversion feature of these other convertible debts was no longer tainted. Under ASC 815-15 “Derivatives and Hedging”, the conversion feature of these other convertible debts must be measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the conversion feature on these other convertible debts on March 26, 2013 was $305,980 and was reclassified out of liabilities to equity.

Warrants

As discussed in Note 4, 49,230,769 warrants to purchase common stock were issued to Asher Enterprise on November 2, 2012. The fair value of the warrants was determined using multinomial lattice model based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 5-year Volatility 342%-380%
- The holder would exercise the warrant as they become exercisable at target prices of 2 times the stock price or higher
- The holder would exercise the warrant at maturity if the stock price was above the project reset prices.
- The reset of the exercise price is highly probable and resets are projected to decrease the $0.0000325 exercise at issuance to $0.0000123 at maturity

The fair value of the warrants on issuance date was $21,143, out of which $16,000 was recorded as debt discount and $5,143 was recognized as loss on derivative.

Under ASC 815-15 “Derivatives and Hedging”, the derivative liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the derivatives related to the warrants on March 31, 2013 was $23,550. The change in fair value is $2,407 and was recognized as loss on derivative.

FOR THE YEAR ENDED MARCH 31, 2012

Asher Enterprise, Inc.

As discussed in Note 5, the Company determined that the instruments embedded in the $15,120 Asher convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined to be $23,309 using the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 1-year Volatility on March 29, 2012 156%
- 1-year Volatility on March 31, 2012 156%
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

Other Third Party and Related Party Convertible Notes

As discussed in Note 5 and Note 6, as a result of the $15,120 Asher convertible note issued on March 29, 2012, under ASC 815-15 “Derivatives and Hedging”, all other share-settle able instruments must be reclassified from equity to liability. The fair value of the conversion feature on March 29, 2012 was determined to be $566,072, and this was recorded as a deduction in Additional Paid-in Capital. The fair value was measured using the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 1-year Volatility on March 29, 2012 156%
- 1-year Volatility on March 31, 2012 156%
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

Under ASC 815-15 “Derivatives and Hedging” the liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the embedded conversion feature of all the convertible notes on March 31, 2012 was $529,583 and $59,798 was recognized as gain on derivative.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2011	$-
ASC 815-15 additions	-
(Asher Enterprise)	23,309
(Other Convertible Notes)	566,072
Change in fair value	(59,798)
Balance at March 31, 2012	529,583
ASC 815-15 addition (Asher)	190,298
ASC 815-15 addition (Other)	377,248
ASC 815-15 addition (Warrants)	21,143
ASC 815-15 deletion (Asher)	(216,025)
ASC 815-15 deletion (Other)	(605,101)
Change in fair value	(273,596)

Balance at March 31, 2013	$23,550

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

For the Year Ended March 31, 2012
Excess of fair value of liabilities over note payable	$0
Change in fair value	(59,798)
Total Derivative (Gain) Loss	$(59,798)

For the Year Ended March 31, 2013
Excess of fair value of liabilities over note payable	$80,441
Change in fair value	(273,596)
Total Derivative (Gain) Loss	$(193,155)

NOTE 8 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board. The Company has 10,000 Series A preferred shares outstanding at March 31, 2013 and 2012.

On March 3, 2013 a Stock Purchase Agreement was consummated between John Diaz; the largest and controlling shareholder of Writers’ Group Film Corp., and its former President and Chairman, and EAM Delaware LLC, a Delaware limited liability company controlled by Eric Mitchell, the current President and Chairman of Writers’ Group Film Corp.

The transaction was for the sale of 10,000 shares of Preferred Class, Series A Stock in WRIT currently held by Mr. Diaz, which represents a controlling block of stock in consideration for $10,000.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. On July 7, 2011, the Company modified the February 3, 2011 Share Exchange Agreement and assumed $100,000 in new debt which is shown as a reduction of Paid-In Capital. The note was converted into 10,000 Series B shares during fiscal 2012.The Company has 10,000 Series B shares outstanding at March 31, 2013 and 2012. 8,500 Series B shares were converted into 17,000,000 common shares during fiscal 2012.

Each share of Series C preferred stock is convertible at any time into 500 common shares. Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2013 and 2012.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 9 – EQUITY

For the Year Ended March 31, 2013:

Shares issued for convertible notes:

During the year ended March 31, 2013, convertible debts of $132,905 along with accrued interest of $4,600 were converted into 637,664,432 common shares. See Note 5.

Shares issued for services:

During the year ended March 31, 2013, the Company issued 331,197,000 shares of common stock to employees and third party consultants as compensation. The fair value of the shares was determined to be $254,340.

Shares issued for cash

During the year ended March 31, 2013, the Company issued 70,000,000 shares for cash totaling $35,000.

Warrants Issued

As discussed in Note 4, along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.  See discussion in Note 4 and 7. These are the only outstanding and exercisable warrants the Company has. The weighted average exercise price is $0.0000325, and the weighted average remaining term is 4.59 years. As of March 31, 2013, the warrants had an intrinsic value of $52,554.

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

Shares issued for services

On September 14, 2011, the Company issued 2.75 million common shares to a consulting company for services fair valued at $26,675.

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

NOTE 10 – CONCENTRATION

For the fiscal year ended March 31, 2013 and 2012, 100% of the Company’s revenue is generated from license fees from two customers, Anvil International and 3D Conversion Rights.

NOTE 11 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net losses of $392,769 and $216,784 as of March 31, 2013 and 2012. The following table shows the net deferred tax benefit:

	March 31, 2013	March 31, 2012
Deferred Tax Benefit	$69,145	$4,438
Allowance	(69,145)	(4,438)
Net Deferred Tax Benefit	$-	$-

Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years which will start to expire in the year of 2031.

NOTE 12 – SUBSEQUENT EVENTS

On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises. The maturity date of this note is January 15, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

On May 2, 2013, Nancy Louise Jones assigned her $60,562 note to a third party and the Company entered into an amended convertible debt agreement with the third party creditor. The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The conversion price is 55% multiplied by the lowest trading price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date.

On May 9, 2013, the Company borrowed $11,500 from a third party. The maturity date of this note is January 9, 2014. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest trading price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date.

On May 13, 2013 the Company borrowed $27,500 from Asher Enterprises. The maturity date of this note is February 17, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

On May 1, Tal L Kapelner converted 10,000 shares of preferred stock series B into 100,000,000 common shares.

On June 5, 2013, Asher Enterprises exercised the warrants issued on November 2, 2012 for 26,373,626 shares of common stock at $0.000325 per share.

During April, May and June 2013, $61,985 of debts and accrued interests were converted into 545,589,979 common shares.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2013. The Company has taken the steps described below to remediate such material weaknesses.

(B) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2013. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2013, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls which resulted in the theft by former CEO; d) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2013.

2. Material weaknesses in the staffing of our financial accounting department. Management had engaged an outside consultant to assist in the financial reporting. However, the number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3. Material weaknesses in Segregation of Duties. The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management is still determining additional measures to remediate deficiencies related to staffing.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

Eric Mitchell	46	Director, CEO and President, Treasurer and CFO

Rebecca Bieker	56	Secretary

Eric Mitchell, Director, Chief Executive Officer, President, Treasurer & Chief Financial Officer. Eric Mitchell has over 20 years of financial, business development, and strategic planning experience in the motion picture industry. Mr. Mitchell’s acquisition and financial talents helped Sony Pictures’ Tri-Star division acquire theatrical distribution rights to such hits as Cliffhanger, Sniper, Threesome, and Weekend at Bernie’s 2. Mitchell assisted Tri-Star in acquiring multi-picture distribution rights with Carolco Pictures; the deal generated $250 million in profit for the studio and led to such hits as LA Story, Universal Soldier, The Doors, Total Recall, Basic Instinct and Terminator 2. As an advisor to Ascendant Pictures and VIP Media Fund, the largest German tax fund, Eric participated in placing over $500 million dollars in production financing into 46 feature films. Mr. Mitchell is a graduate of Carnegie Mellon University and received his M.S. in Management from the Massachusetts Institute of Technology’s Sloan School.

Rebecca Bieker, Secretary. Ms. Bieker has over 32 years of administrative experience with regards to business management in real estate, investor development and accounting. Rebecca received her education from Moraine Park Technical Institute in Wisconsin, in Real Estate, Accounting and Computers, with further education from real estate and business schools in Las Vegas, Nevada.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Eric Mitchell	FY2013	$62,880	$-	$58,560	$-	$-	$-	$-	$121,440
President	FY2012	56,558	-	-	-	-	-	-	56,558
	FY2011	-	-	-	-	-	-	-	-
Rebecca Bieker	FY2013	1,000	-	15,000	-	-	-	-	16,000
Secretary	FY2012	-	-	-	-	-	-	-	-
	FY2011	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Mitchell	-	-	-	-	-

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	John Diaz	164,370,000 shares	10.4%

Common Stock	Eric Mitchell	117,120,000 shares	7.4%

Common Stock	Wendy Haviland	20,707,000 shares	1.3%

Preferred Stock, Series A	Eric Mitchell	10,000 shares	100%

(c) Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company and 3D Conversion Rights LLC, a company wholly owned by Mr. John Diaz, the former CEO and major shareholder of the Company entered into an exclusive license agreement on March 25, 2012. Based on the terms of this license agreement, 3D Conversion Rights LLC agreed to pay to the Company an aggregate amount of $225,000 as the license fee, which included a payment of $46,800 in certified funds before June 30, 2012. As of March 31, 2013, the Company has a receivable from 3D Conversion Rights in the amount of $0.

The Company entered into a loan agreement with Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and major shareholder of the Company, on November 26, 2010, to borrow $60,562 with maturity date at September 8, 2013. This loan bears no interest before default, however, interest is payable after default with interest on overdue principal at a monthly rate of 0.5% compounded monthly.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2013	March 31, 2012

Audit Fees	Approximately $12,000	$48,000
Audit Related Fees	Approximately $0	$0
Tax Fees	$0
All Other Fees	$0

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

*3.1	Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-147959)}

*3.2	Bylaws {Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-147959)}

4.1	Certificate of Designation of Series A Cumulative Convertible Preferred Stock

4.2	Certificate of Designation of Series B Cumulative Convertible Preferred Stock

4.3	Certificate of Designation of Series C Cumulative Convertible Preferred Stock

*4.4	Common Stock Certificate Form

*4.5	Restated Share Exchange Agreement of February 25, 2011{Exhibit 2.1 to our Form 8-K/A (File No. 333-147959)}

10.1	June 30, 2011 Receivable from John Diaz

10.2	Loan Agreement with Nancy Louise Jones

*14.1	Code of Ethics {Exhibit 14 to our Form 10-K FYE March 31, 2008 (File No. 333-147959)}

*21.1	Subsidiaries of our Company {Exhibit 21.1 to our Registration Statement on Form SB-2/A (File No. 333-147959)}

23.1	Consent of Malone Bailey LLP, Independent Auditor

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

Writers’ Group Film Corp.

Date: July 16, 2013	By:	/s/ Eric Mitchell
Eric Mitchell
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 16, 2013	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director