Form 10-Q
period 2013-06-30
Writers Group Film Corp
filed 2013-08-16
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of our Common Stock is 2,334,430,636 as of August 16, 2013

The number of shares outstanding of our Series A Preferred Stock is 10,000 as of August 16, 2013.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Writers' Group Film Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2013	2013
Assets
Current Assets
Cash and cash equivalents	$2,090	$1,143
Accounts receivables, net	200	200
Prepaid expense and other assets	3,750	1,710
Deferred financing costs	8,500	3,500
Total current assets	14,540	6,553
Total Assets	$14,540	$6,553

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$36,173	$31,520
Accrued liability	57,754	39,433
Convertible debts, net of unamortized discount of 32,261 and $0, respectively	28,383	20,727
Convertible debts - related party, net of unamortized discount of $0 and $0, respectively	1,550	1,550
Notes payable, net of unamortized discount of $0 and $7,362, respectively	100,000	101,700
Due to related parties - short term	4,085	2,572
Derivative liabilities	-	23,550
Total current liabilities	227,945	221,052
Total Liabilities	227,945	221,052

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 2,165,945,787 and 1,573,982,182 shares issued and outstanding, respectively	21,661	15,741
Additional paid in capital	1,731,867	394,021
Retained deficit	(1,966,933)	(624,261)
Total shareholders' deficit	(213,405)	(214,499)
Total Liabilities and Shareholders' Deficit	$14,540	$6,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2013	2012
Operating Costs and Expenses
Wages and benefits	45,578	38,010
Audit and accounting	14,891	20,400
Legal fee	7,933	4,377
Other general and administrative	21,853	10,611
Total operating expenses	90,255	73,398

Loss from operations	(90,255)	(73,398)

Other income (expense)
Gain (loss) from derivative liabilities	(1,199,371)	258,017
Interest expense	(53,046)	(16,331)
Net income (loss)	(1,342,672)	168,288

Net income (loss) per share
Basic	(0.00)	0.00
Diluted	(0.00)	(0.00)

Weighted average common shares outstanding:
Basic	1,876,000,763	542,780,633
Diluted	1,876,000,763	3,048,980,633

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	For The Three Months Ended June 30,
	2013	2012

Cash Flows From Operating Activities
Net Income (loss)	$(1,342,672)		$168,288
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on derivative liability	1,199,371		(258,017)
Amortization of debt discount	49,163		15,120
Imputed interest on related party loan	-		1,211
Changes in operating assets and liabilities:
Account receivable, related party	-		42,850
Prepaid expenses and other current assets	(2,040)		(2,414)
Accounts payable	4,651		(23,564)
Accrued liabilities	18,961		8,510
Net cash used in operating activities	(72,566)		(48,016)

Cash Flows From Investing Activities
Loan repayment by related parties	-		75
Net cash provided by investing activities	-		75

Cash Flows From Financing Activities
Borrowing on short term notes payable	77,000		32,500
Proceeds from related party advances	1,513		-
Deferred financing costs	(5,000)		-
Net cash provided by financing activities	73,513		32,500

Net increase (decrease) in cash and cash equivalents	947		(15,441)
Cash and cash equivalents, beginning of period	1,143		15,599
Cash and cash equivalents, end of period	$2,090		$158

Supplemental disclosure information:
Income taxes paid	$-		$-
Interest paid	$-		$-
Non-cash financing activities:
Common shares issued for convertible debt and accrued interests	$48,785		$15,120
Cashless warrant exercise	$264	$
Preferred Series B conversion to common stock	$1,000		$-
Deb discount resulting from recognition of derivative	$72,062		$-
Reclassification of derivative liabilities to additional paid in capital	$1,294,981		$271,566

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

On February 25, 2011, the Company acquired Front Row in exchange for 100,000,000 common shares in a transaction accounted for as a reverse merger. As a result of this transaction, Front Row’s shareholders became the Company’s majority shareholders. The accompanying unaudited interim financial statements of Writers’ Group Film Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2013 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

A reclassification has been made to the balance sheet as of March 31, 2013. There was no change to previously reported statement of operations or cash flow for the year ended March 31, 2013.

Correction of Prior Period

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company recorded a non-cash adjustment for the year ended March 31, 2012 which served to reduce additional paid in capital by $566,072 and increase debt discount and retained earnings by $9,942 and $556,130, respectively. See more discussion in Note 1 in Form 10-K filed on July 16, 2013.

To carry forward this non-cash adjustment to the quarter ended June 30, 2012 financials, the Company reduced additional paid in capital and debt discount by $566,072 and $19,062, respectively, and increased interest expense and retained deficit by $9,120 and $547,010, respectively. Consequently, the balance sheet as of June 30, 2012 and the statements of operations, cash flows for the three months ended June 30, 2012 were adjusted to reflect the correction of this error. In evaluating materiality and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2013 and March 31, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of June 30, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$-			$-

As of March 31, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$23,550			$23,550

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated unaudited financial statements, the Company has an accumulated deficit of $1,966,933 at June 30, 2013 that includes loss of $1,342,672 for the three months ended June 30, 2013. The Company also had a working capital deficiency of $213,405 at June 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2013	March 31, 2013

Note payable, net of debt discount of $0 and $7,362, respectively	$100,000	$101,700

Asher Enterprises Notes Payable

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading price for the Common Stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2013, the note is not convertible yet.

On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises. The maturity date of this note is January 15, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2013, the note is not convertible yet.

On May 13, 2013 the Company borrowed $27,500 from Asher Enterprises. The maturity date of this note is February 17, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2013, the note is not convertible yet.

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and major shareholder. The note carried zero interest and is due on September 8, 2013. On May 2, 2013, Nancy Louise Jones assigned her $60,562 note to Magna Group LLC (see Note 4). The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring or debt modification. See more discussion about the new debt in Note 4.

On June 12, 2013, the Company borrowed $12,000 from Mrs. Nancy Louise Jones. Out of the $12,000 debt proceeds $2,000 was paid to Mrs. Nancy Louise Jones for legal and administrative fees. The maturity date of this note is August 31, 2013. This loan bears an interest rate of 12% per annum.

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0 on March 31, 2013	$20,727
Add: issuance of convertible debts, net of debt discount of $11,500	-
Assignment from Nancy Louise Jones, net of debt discount of $60,562	-
Reclassification from nonconvertible debt to convertible debt, net of debt discount of $7,362	8,638
Amortization of debt discount	47,163
Less: principal converted into common stock	(48,145)
Convertible debt outstanding, net of debt discount of $32,261	$28,383

During the three months ended June 30, 2013, $48,145 of convertible debts and $640 of accrued interest was converted into 465,589,979 shares of common stock.

 Asher Enterprises, Inc.

 On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On May 1, 2013, after 180 days following the date of the note, the note became convertible. Asher Enterprises had the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price was 25% multiplied by the lowest trading price for the Common Stock during the 120 trading day period ending on the latest complete trading day prior to the conversion date.  Along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.  Asher Enterprise converted principal of $16,000 and interest of 640 into 135,938,462 common shares, bringing the note balance to $0.  Debt discount of $7,362 was amortized during the three months ended June 30, 2013.

The Company analyzed the conversion option of the Asher note for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the termination of the instrument with the change in fair value recorded to earnings.

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock. The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. See discussion related to the derivative liabilities in Note 5 and warrants in Note 6.

Magna Group, LLC

On May 2, 2013 Magna Group LLC purchased the note payable of $60,562 from Mrs. Nancy Louise Jones and entered into an amended debt agreement with the Company. See Note 3. On May 9, 2013, Magna issued another convertible note of $11,500 to the Company. The note bears interest of 12% per annum, is due on January 9, 2014 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Magna converted debt principal of $30,000 into 115,151,517 common shares during the three months ended June 30, 2013.

As the Asher debt became convertible on May 1, 2013, the conversion option of Magna convertible notes became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability. The derivative treatment resulted in a full debt discount on the Magna notes. During the three months ended June 30, 2013, debt discount of $39,801 was amortized and the unamortized discount is $32,261 as of June 30, 2013. As a result of the full conversion of Asher convertible debt on May 29, 2013, the derivative treatment on Magna debts ended and the derivative liabilities were reclassified back to equity.  See discussion in Note 5.

Other Third Party Convertible Notes

The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share.

During the three months ended June 30, 2013, debt principal of $2,145 has been converted into 214,500,000 common shares.

As the Asher debt became convertible on May 1, 2013, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability. As a result of the full conversion of Asher convertible debt on May 29, 2013, the derivative treatment on these convertible debts ended and the derivative liabilities were reclassified back to equity.  See discussion in Note 5.

NOTE 5 – DERIVATIVE LIABILITIES

Convertible Notes

The Company valued the embedded derivatives (see discussion below) using Black-Scholes Option Pricing Model based on the following assumptions:

- Dividend yield: 0%
- Volatility: 216.68%-290.85%
- Risk free rate: 0.03%-0.10%

Asher Enterprises
As discussed in Note 4, Asher note of $16,000 became convertible on May 1, 2013. The conversion feature should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature was determined to be $132,409 on May 1, 2013 and was recognized as derivative loss.  As a result of full conversion on May 29, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion dates was $96,892 and this value was reclassified out of liabilities to equity.

Magna Group LLC
As discussed in Note 4, the conversion feature of Magna notes were tainted by Asher note on May 1, 2013 and should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature of the two Magna notes was determined to be $139,524, out of which $72,062 was recorded as debt discount and $67,462 was recorded as derivative loss. As a result of conversion of $10,000 debt principal on May 10, 2013 and the termination of derivative treatment on May 29, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $130,120 and this value was reclassified out of liabilities to equity.

Other Third Party and Related Party Convertible Notes
As discussed in Note 4, the conversion feature of other third party notes was tainted by Asher note on May 1, 2013. In addition, the conversion feature of related party convertible debt of $1,550 was also tainted for the same reason. The conversion features should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature of these debts was determined to be $2,485,220 and was recorded as derivative loss. As a result of conversion of $250 debt principal on May 2, 2013 and the termination of derivative treatment on May 29, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $1,043,357 and this value was reclassified out of liabilities to equity.

Warrants

As discussed in Note 4, 49,230,769 warrants issued with the Asher debt should be classified as derivative liability and recorded at fair value at the termination date. Asher settled all the warrants on June 5, 2013. The fair value of the warrants on June 5, 2013 was determined to be $24,614 using Black-Scholes Option Pricing Model based on the following assumptions and was reclassified out of liabilities to equity:

- Dividend yield: 0%
- Volatility: 353.50%
- Risk free rate: 0.75%

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2013	$23,550
ASC 815-15 additions
Asher Enterprise note	132,409
Magna Group LLC notes	139,524
Other convertible notes	2,485,220
ASC 815-15 deletions
Asher Enterprise note	(96,892)
Magna Group LLC notes	(130,120)
Other convertible notes	(1,043,357)
Asher Enterprise warrants	(24,614)
Change in fair value	(1,485,720)
Balance at June 30, 2013	$0

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

For the Three Months Ended June 30, 2013
Excess of fair value of liabilities over note payable	$2,685,091
Change in fair value	(1,485,720)
Total Derivative (Gain) Loss	$1,199,371

NOTE 6 – EQUITY

For the Three Months Ended June 30, 2013:

Warrants

As discussed in Note 4, along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

On June 5, 2013, Asher Enterprises exercised 26,373,626 warrants for common stock. Instead of paying cash to the Company, Asher Enterprises forfeited the remaining 22,857,143 warrants as consideration given to exercise the warrants. The following table summarizes the Company’s warrant activity for the three months ended June 30, 2013:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding at March 31, 2013	49,230,769	$0.00	4.59	$52,554
Exercises	(26,373,626)	0.00	-	-
Forfeitures	(22,857,143)	0.00	-	-
Outstanding at June 30, 2013	-	$-	-	$-

Common Shares issued for convertible notes:

During the three months ended June 30, 2013, convertible debts of $48,145 along with accrued interest of $640 were converted into 465,589,979 common shares. See Note 4.

Conversion of Preferred Stock into Common Stock

On May 1, 2103, Tal L Kapelner converted 10,000 shares of preferred stock series B into 100,000,000 common shares.

NOTE 7 – SUBSEQUENT EVENTS

In July 2013, the Company issued 40,000,000 common shares for cash of $20,000.

In July 2013, the Company issued a promissory note of $10,000. The note carries zero interest and was due on August 9, 2013.

In July, 2013 and August, 2013, Magna Group LLC converted debt principal of $21,200 into 128,484,849 common shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for fiscal year ended March 31, 2013, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Forward looking statements made by penny stock issuers are excluded from the safe harbors in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues. No revenues were recognized for the three months ended June 30, 2013 and 2012.

Wages and benefits.  Wages and benefits expenses increased by $7,568 and 19.91% for the three months ended June 30, 2013 as compared to the same period in 2012. The increase is mainly due to the increase in salary rate.

Audit and accounting.  Audit and accounting expenses decreased $5,509 and 27% for the three months ended June 30, 2013 as compared to the same period in 2012. The decrease in the audit and accounting expense is mainly related to cost management of the expenses.

Other general and administrative expenses.  Other general and administrative expenses increased by $11,242 and 105.95% for the three months ended June 30, 2013 as compared to the same period in 2012. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related to the consulting fees related to the fund raising projects.

Loss from operations. Our loss from operations was $90,255 for the three months ended June 30, 2013 and $73,398 for the same period in 2012.

Gain or loss from derivative liability. We recorded a loss from derivative liability of $1,199,371 for the three months ended June 30, 2013, which is discussed in more detail in Note 5 “Derivative Liabilities” to our consolidated financial statements. There was a gain of $258,017 from derivative liability for the three months ended June 30, 2012.

Interest expense. We incurred $53,046 interest expense for the three months ended June 30, 2013 and $16,331 for the same period in 2012. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $1,342,672 for the three months ended June 30, 2013, and we generated a net income of $168,288 for the same period in 2012.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficit of $1,966,933 at June 30, 2013 that includes loss of $1,342,672 for the three months ended June 30, 2013. The Company also had a working capital deficiency of $213,405 as of June 30, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of June 30, 2013 and March 31, 2013, we have $2,090 and $1,143 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $72,566 for the three months ended June 30, 2013 reflected our net loss of $1,342,672, adjusted for $49,163 of amortization of debt discount and a $1,199,371 loss on derivative liability. Additional sources of cash include increase in accrued liability of $18,961 and increase in accounts payable of $4,651. Uses of cash included an increase in prepaid expenses of $2,040.

Net cash used in operating activities was $48,016 for the three month ended June 30, 2012. The net cash used in operating activities is primarily due to the net loss and partially offset by shares issued for services, increase in accounts payable, and the decrease in accounts receivable during the quarter.

Investing activities

During the three months ended June 30, 2013 and 2012, the net cash provided by investing activities is primarily due to repayment of $0 and $75, respectively, by a related party of the Company.

Financing activities

Net cash provided by financing activities of $73,513 for the three months ended June 30, 2013 includes funds of $77,000 borrowed from third party, payment of $5,000 for deferred financing costs and proceeds from related party advances of $1,513.

Net cash provided by financing activities was $32,500 for the three months ended June 30, 2012. The net cash provided by financing activities is primarily due to short term borrowings during the quarter.

Loan Commitments

Borrowings from Third Parties

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

On May 2, 2013, Magna Group, LLC purchased the Nancy Louise Jones Note for $60,562. The Company entered into a loan agreement with Mrs. Nancy Louise Jones on November 26, 2010, to borrow $60,562 with maturity date of September 8, 2013. This loan bears no interest. On May 2, 2013 The Company and Magna Group LLC entered into a Securities Purchase Agreement providing for the issuance of a convertible note. The maturity date of this note is January 2, 2014. This loan bears an interest rate of 12% per annum from the issuance. The note has a conversion price equal to 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. The note has an embedded conversion feature that limits the number of shares to be delivered upon settlement of the above conversion options, based upon a Conversion price floor of no less than $0.00004.

On May 9, 2013, the Company borrowed $11,500 from Hanover Holdings I, LLC (the controlling owner of Magna Group LLC). The maturity date of this note is January 9, 2014. This loan bears an interest rate of 12% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%. Magna has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date.

On May 13, 2013, the Company borrowed $27,500 from Asher Enterprises. The maturity date of this note is February 17, 2014. This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2013 See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2013.

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

.
WRITERS’ GROUP FILM CORP

August 16, 2013	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller