Form 10-Q
period 2013-09-30
Writers Group Film Corp
filed 2013-11-19
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of our Common Stock is 4,691,853,212 as of November 19, 2013

The number of shares outstanding of our Series A Preferred Stock is 10,000 as of November 19, 2013.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Writers' Group Film Corp.
 Consolidated Balance Sheets
 (unaudited)

	September 30,	March 31,
	2013	2013
Assets
Current Assets
Cash and cash equivalents	$3,560	$1,143
Accounts receivables, net	200	200
Prepaid expense and other assets	3,750	1,710
Deferred financing costs	8,500	3,500
Total current assets	16,010	6,553

Long Term Assets
Software	19,640	-

Intangibles
Customer Relationships	134,503	-
Goodwill	265,497	-
	400,000	-

Total Assets	$435,650	$6,553

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$61,376	$31,520
Accrued liability	74,912	39,433
Convertible debts, net of unamortized discount of $4,741 and $0, respectively	21,591	20,727
Convertible debts - related party, net of unamortized discount of $0 and $0, repsectively	1,550	1,550
Notes payable, net of unamortized discount of $0 and $7,362, respectively	67,500	101,700
Due to related parties - short term	3,682	2,572
Derivative liabilities	-	23,550
Total current liabilities	230,611	221,052
Total Liabilities	230,611	221,052

Shareholders' Equity (Deficit)
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 4,239,148,212 and 1,573,982,182 shares issued and outstanding, respectively	42,393	15,741
Additional paid in capital	(303,063)	394,021
Retained Earning (Deficit)	465,709	(624,261)
Total shareholders' equity (Deficit)	205,039	(214,499)
Total Liabilities and Shareholders' Equity (Deficit)	$435,650	$6,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
Consolidated Statement of Operations
 (unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2013	2012	2013	2012
Revenues
Related party	-	6,110	-	6,110
Total revenue	-	6,110	-	6,110
Operating Costs and Expenses
Wages and benefits	4,000	188,041	49,578	226,051
Audit and accounting	15,166	10,000	30,057	30,400
Legal fee	10,647	11,712	18,580	16,089
Other general and administrative	129,331	14,010	151,184	24,621
Total operating expenses	159,144	223,763	249,399	297,161

Loss from operations	(159,144)	(217,653)	(249,399)	(291,051)

Other income (expense)
Gain (Loss) from derivative liability	2,657,680	101,103	1,458,309	359,120
Interest expense	(65,894)	(48,870)	(118,940)	(56,081)
Net income (loss)	2,432,642	(165,420)	1,089,970	11,988

Net income (loss) per share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic	2,983,874,470	554,580,476	2,432,964,594	548,682,192
Diluted	20,636,700,651	554,480,476	20,047,457,442	3,109,069,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writers' Group Film Corp.
 Consolidated Statement of Cash Flows
 (unaudited)

	For The Six Months Ended September 30,
	2013	2012

Cash Flows From Operating Activities
Net Income	$1,089,970	$11,988
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on Derivative Liability	(1,458,309)	(359,120)
Shares issued for services	81,624	-
Amortization of debt discount	109,183	50,625
Imputed interest on related party loan	-	2,596
Changes in operating assets and liabilities:
Account receivable, related party	-	46,800
Prepaid expenses and other assets	(2,040)	(2,002)
Accounts payable	29,154	(15,487)
Accrued liabilities	44,365	184,772
Net cash used in operating activities	(106,053)	(79,828)

Cash Flows From Investing Activities
Development of software	(19,640)	-
Loan repayment by related parties	-	208
Net cash provided by (used in) investing activities	(19,640)	208

Cash Flows From Financing Activities
Borrowing on short term notes payable	77,000	70,000
Advances from related parties	1,110	607
Deferred financing costs	(5,000)	(2,500)
Proceeds from shares issuance for cash	55,000	-
Net cash provided by financing activities	128,110	68,107

Net increase (decrease) in cash and cash equivalents	2,417	(11,513)
Cash and cash equivalents, beginning of period	1,143	15,599
Cash and cash equivalents, end of period	$3,560	$4,086

Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$120,326	$38,120
Common Shares issued for acquisition Amiga Games, Inc.	400,000	-
Debt discount resulting from recognition of derivative liability	$104,562	$45,000
Reclassification of derivative liabilities to additional paid in capital	$1,330,899	$74,025
Reclassification from nonconvertible debt to convertible debt	$-	45,000
Conversion from Series B preferred stock to common stock	$1,000	$-
Common Shares issued for prior year accrued interest	$3,517	$-
Cashless warrant exercise	$264	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRITERS’ GROUP FILM CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Front Row Networks, Inc. (“Front Row”) is a content creation company which produces, acquires and distributes live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

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

A reclassification has been made to the balance sheet as of March 31, 2013 to conform to the current period’s presentation.

Capitalized Software Costs

Software costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs are capitalized until the point that the product is ready for sale, and are subsequently reported at the lower of unamortized cost or net realizable value. The Company considers annual amortization of capitalized software costs based on the ratio of current year revenues by product to the total estimated revenues by the product, subject to an annual minimum based on straight-line amortization over the product’s estimated economic useful life, not to exceed five years. The Company periodically reviews capitalized software costs for impairment where the fair value is less than the carrying value.

Goodwill and intangible assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Company's share exchange with Amiga Games, Inc. which occurred on August 19, 2013. ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value.

Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and March 31, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of September 30, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$-			$-

As of March 31, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$23,550			$23,550

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated unaudited financial statements, the Company has suffered recurring losses from operations and had a working capital deficit of $214,601 at September 30, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:
	September 30, 2013	March 31, 2013

Note payable, net of debt discount of $0 and $7,362, respectively	$67,500	$101,700

Asher Enterprises Notes Payable

On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises. The maturity date of this note is January 15, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2013, the note is not convertible yet.

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

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and major shareholder. The note carried zero interest and is due on September 8, 2013. On May 2, 2013, Nancy Louise Jones assigned her $60,562 note to Magna Group LLC (see Note 4). The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4.

On June 12, 2013, the Company borrowed $12,000 from Mrs. Nancy Louise Jones. Out of the $12,000 debt proceeds $2,000 was paid to Mrs. Nancy Louise Jones for legal and administrative fees. The maturity date of this note is August 31, 2013. This loan bears an interest rate of 12% per annum.

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0 on March 31, 2013	$20,727
Add: Issuance of convertible debts, net of debt discount of $11,500	-
Assignment from Nancy Louise Jones, net of debt discount of $60,562	-
Reclassification of Asher $16,000 debt dated November 2, 2012 from nonconvertible debt to convertible debt, net of debt discount of $7,362	8,638
Reclassification of Asher $32,000 debt dated January 30, 2013 from nonconvertible debt to convertible debt, net of debt discount of $32,000	-
Amortization of debt discount	107,183
Less: principal converted into common stock	(114,957)
Convertible debt outstanding, net of debt discount of $4,741	$21,591

During the six months ended September 30, 2013, $114,957 of convertible debts and $5,369 of accrued interest was converted into 1,652,322,404 shares of common stock.

 Asher Enterprises, Inc.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On May 1, 2013, after 180 days following the date of the note, the note became convertible. Asher Enterprises had the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price was 25% multiplied by the lowest trading price for the Common Stock during the 120 trading day period ending on the latest complete trading day prior to the conversion date.  Along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.  Asher Enterprise converted principal of $16,000 and interest of $640 into 135,938,462 common shares, bringing the note balance to $0.  Debt discount of $7,362 was amortized during the three months ended June 30, 2013.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On July 29, 2013, after 180 days following the date of the note, the note became convertible. Asher Enterprises had the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price was 50% multiplied by the lowest trading price for the Common Stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Asher Enterprise converted principal of $32,500 and interest of 1,300 into 338,000,000 common shares, bringing the note balance to $0.  Debt discount of $32,500 was amortized during the six months ended September 30, 2013.

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

Magna Group, LLC

On May 2, 2013 Magna Group LLC purchased the note payable of $60,562 from Mrs. Nancy Louise Jones and entered into an amended debt agreement with the Company. See Note 3. On May 9, 2013, Magna issued another convertible note of $11,500 to the Company. The note bears interest of 12% per annum, is due on January 9, 2014 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Magna converted debt principal of $60,562 and interest of $579 into 303,883,942 common shares during the six months ended September 30, 2013.

As the Asher debt became convertible on May 1, 2013 and July 29, 2013, the conversion option of Magna convertible notes became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability. The derivative treatment resulted in a full debt discount on the Magna notes. During the six months ended September 30, 2013, debt discount of $67,321 was amortized and the unamortized discount is $4,741 as of September 30, 2013. As a result of the full conversion of Asher convertible debt on September 9, 2013, the derivative treatment on Magna debts ended and the derivative liabilities were reclassified back to equity.  See discussion in Note 5.

Other Convertible Notes

The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.00001 per share.

On September 12, 2013, one of the debt holder assigned $9,170 note to Fierce Entertainment LLC. The maturity date of this amended note is September 12, 2014. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at $0.0001 per share. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the amended term dose not constituted a debt extinguishment or troubled debt restructuring.

During the six months ended September 30, 2013, debt principal of $5,895 and interest of $2,850 has been converted into 874,500,000 common shares. As of September, 30, 2013, the convertible note has an outstanding balance of $14,382.

In addition, the Company also had a convertible note due to related party of $1,550 as of September 30, 2013.

As the Asher debt became convertible on May 1, 2013 and July 29, 2013, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability. As a result of the full conversion of Asher convertible debt on September 9, 2013, the derivative treatment on these convertible debts ended and the derivative liabilities were reclassified back to equity. See discussion in Note 5.

NOTE 5 – DERIVATIVE LIABILITIES

Convertible Notes

The Company valued the embedded derivatives (see discussion below) using Black-Scholes Option Pricing Model based on the following assumptions:

- Dividend yield: 0%
- Volatility: 216.68%-290.85%
- Risk free rate: 0.03%-0.10%

Asher Enterprises
As discussed in Note 4, Asher note of $16,000 and $32,500 became convertible on May 1, 2013 and July 29, 2013, respectively. The conversion feature for Asher note of $16,000 and $32,500 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $16,000 was determined to be $132,409 on May 1, 2013 and was recognized as additional paid in capital. The fair value of the conversion feature for Asher note of $32,500 was determined to be $74,286 on July 29, 2013 of which $32,500 was recorded as debt discount and 41,786 was recorded as derivative loss. As a result of full conversion on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion dates was $223,892 and this value was reclassified out of liabilities to equity.

Magna Group LLC
As discussed in Note 4, the conversion feature of Magna notes were tainted by Asher note on May 1, 2013 and July 29, 2013 and should be classified as derivative liabilities and recorded at fair value. On May 1, 2013 the fair value of the conversion feature of the two Magna notes was determined to be $139,524, out of which $72,062 was recorded as debt discount and $67,462 was recorded as derivative loss. On July 29, 2013 the fair value of the conversion feature of the two Magna notes was determined to be $50,575 and was recognized as additional paid in capital. As a result of conversion of $10,000, $8,000 and $9,362 debt principal on May 10, 2013, July 30, 2013 and August 19, 2013, respectively and the termination of derivative treatment on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $202,465 and this value was reclassified out of liabilities to equity.

Other Third Party and Related Party Convertible Notes
As discussed in Note 4, the conversion feature of other third party notes was tainted by Asher note on May 1, 2013 and July 29, 2013. In addition, the conversion feature of related party convertible debt of $1,550 was also tainted for the same reason. The conversion features should be classified as derivative liabilities and recorded at fair value. On May 1, 2013 and July 29, 2013, the fair value of the conversion feature of these debts was determined to be $2,485,220 and $805,280, respectively and was recorded as additional paid in capital. As a result of conversion of $250 and $2,250 debt principal on May 2, 2013 and August 21, 2013, respectively and the termination of derivative treatment on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $1,692,317 and this value was reclassified out of liabilities to equity.

Warrants

As discussed in Note 4, 49,230,769 warrants issued with the Asher debt should be classified as derivative liability and recorded at fair value at the termination date. Asher settled all the warrants on June 5, 2013. The fair value of the warrants on June 5, 2013 was determined to be $24,614 using Black-Scholes Option Pricing Model based on the following assumptions and was reclassified out of liabilities to equity:

- Dividend yield: 0%
- Volatility: 353.50%
- Risk free rate: 0.75%

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2013	$23,550
ASC 815-15 additions
Asher Enterprise note	206,695
Magna Group LLC notes	190,099
Other convertible notes	3,290,500
ASC 815-15 deletions
Asher Enterprise note	(223,892)
Magna Group LLC notes	(202,465)
Other convertible notes	(1,692,317)
Asher Enterprise warrants	(24,614)
Change in fair value	(1,567,556)
Balance at September 30, 2013	$0

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

For the Six Months Ended September 30, 2013
Excess of fair value of liabilities over note payable	$109,247
Change in fair value	(1,567,556)
Total Derivative (Gain) Loss	$1,458,309

NOTE 6 – EQUITY

Warrants

As discussed in Note 4, along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

On June 5, 2013, Asher Enterprises exercised 26,373,626 warrants for common stock. Instead of paying cash to the Company, Asher Enterprises forfeited the remaining 22,857,143 warrants as consideration given to exercise the warrants. The following table summarizes the Company’s warrant activity for the six months ended September 30, 2013:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding at March 31, 2013	49,230,769	$0.00	4.59	$52,554
Exercises	(26,373,626)	0.00	-	-
Forfeitures	(22,857,143)	0.00	-	-
Outstanding at September 30, 2013	-	$-	-	$-

Common Shares issued for convertible notes and cash:

During the six months ended September 30, 2013, convertible debts of $114,957 along with accrued interest of $5,369 were converted into 1,652,322,404 common shares. See Note 4.

Conversion of Preferred Stock into Common Shares

On May 1, 2013, Tal L Kapelner converted 10,000 shares of preferred stock series B into 100,000,000 common shares.

Common shares issued for services

During the six months ended September 30, 2013, the Company issued 276,470,000 shares of common stock to employees and third party consultants as compensation. The fair value of the shares was determined to be $85,141 of which $3,517 was for deferred compensation accrued as of March 31, 2013.

Common shares issued for cash

During the six months ended September 30, 2013, the Company issued 110,000,000 shares of common stock for cash totaling $55,000.

Common shares issued acquisition of Amiga Games, Inc.

On August 19, 2013, the Company issued 500,000,000 common stocks in exchange for all of the outstanding shares of Amiga Games, Inc. The fair value of the shares was determined to be $400,000. See note 7.

NOTE 7 – ACQUISITION

On August 19, 2013, the Company purchased all of the outstanding shares of Amiga Games, Inc. for 500,000,000 common shares. Amiga Games, Inc. licenses classic video game libraries and intends to resurrect classic game titles by giving them new life on today's gaming platforms such as smart phones, PCs, modern game consoles, and tablets. The Company has determined that control of the acquired assets changed hands on August 19, 2013 in accordance with ASC 805-10 (Business Combination) the 500,000,000 shares were valued using the $0.0008 per share closing price on that date for total purchase price consideration of $400,000.

In accordance with purchase acquisition accounting, the company initially allocated the consideration to the net tangible and identifiable intangible assets, based on their estimated fair values as of the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

Tangible assets	$-
Customer relationships	134,503
Goodwill	265,497
Total purchase price	$400,000

The tangible and identifiable intangible assets acquired have minimal activities in the past years. The Company believes the operating activity does not have a material impact on the unaudited consolidated pro forma information.

NOTE 8 – SUBSEQUENT EVENTS

During October, 2013, Asher converted debt principal of $5,800 into 116,000,000 common shares, Fierce Entertainment LLC converted debt principal of $9,170 into 91,705,000 common shares and other convertible debt holders converted debt principal of $2,450 into 245,000,000 common shares.

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014. This loan bears an interest rate of 12% per annum.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014. This loan bears an interest rate of 8% per annum.

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

On August 19, 2013, Writers’ Group Film Corp. completed an acquisition transaction through a share exchange with Amiga Games Inc., whereby Writers’ Group Film Corp. acquired 100% of the issued and outstanding capital stock of Amiga Games Inc. in exchange for 500,000,000 shares of the Common Stock of WRIT. As a result of the acquisition, Amiga Games Inc. became WRIT’s wholly-owned subsidiary. After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements will include the assets and liabilities of both WRIT and Amiga Games Inc., the historical operations of WRIT and the operations of Amiga games Inc. from the closing date of the Share Exchange Agreement.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues. No revenues were recognized for the three months ended September 30, 2013 and $6,110 recognized for three months ended September 30, 2012.

Wages and benefits.  Wages and benefits expenses decreased by $184,041for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease is mainly due to the decrease in salary rate.

Audit and accounting.  Audit and accounting expenses increased $5,166 and 52% for the three months ended September 30, 2013 as compared to the same period in 2012. The increase  in the audit and accounting expense is mainly related to need for additional professional services.

Other general and administrative expenses.  Other general and administrative expenses increased by $115,321 and 823% for the three months ended September 30, 2013 as compared to the same period in 2012. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related to the consulting fees related to the fund raising projects.

Loss from operations. Our loss from operations was $159,144 for the three months ended September 30, 2013 and $217,653 for the same period in 2012.

Gain or loss from derivative liability. We recorded again from derivative liability of $2,657,680 for the three months ended September 30, 2013, which is discussed in more detail in Note 5 “Derivative Liabilities” to our consolidated financial statements. There was a gain of $101,103 from derivative liability for the three months ended September 30, 2012.

Interest expense. We incurred $65,894 of interest expense for the three months ended September 30, 2013 and $48,870 for the same period in 2012. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net income of $2,432,642 for the three months ended September 30, 2013, and we generated a net loss of $165,420 for the same period in 2012.

Six Months Ended September 30, 2013 and 2012

Revenues.  Revenues decreased from $6,110 to $0 for the six months ended September 30, 2013 as compared to the same period in 2012. The decrease in revenue was primarily due to management time spent on adding the new mobile gaming and entertainment lines of business.

Wages and benefits.   Wages and benefits expenses decreased by ($176,473) and 78.07% for the six months ended September 30, 2013 as compared to the same period in 2012. The decrease in reducing personnel expense during the quarter was related to revenue levels while adding the new lines of business.

Audit and accounting.   Audit and accounting expenses remained almost unchanged and decreased by ($343) and 1.13% for the six months ended September 30, 2013 as compared to the same period in 2012. The small decrease in the audit and accounting expense is mainly related to receiving the same level of services as compared to the same period in 2012.

Legal fee.   Legal fee increased by $2,491 and 15.48% for the six months ended September 30, 2013 as compared to the same period in 2012. The increase in legal fees is mainly related to activities related to the new lines of business and new financing agreements with third parties.

Other general and administrative expenses.  Other general and administrative expenses increased by $126,563 and 514.04% for the six months ended September 30, 2013 as compared to the same period in 2012. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related to the addition of the new lines of business.

Loss from operations . Our loss from operations was ($249,399) for the six months ended September 30, 2013 and ($291,051) for the same period in 2012. The decrease is mainly related to the net effect of a decrease in wages and benefits and increase in other general and administrative expenses.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $1,458,309 and $359,120 for the six months ended September 30, 2013 and 2012, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements.

Interest expense. We incurred $118,940 in interest expense for the six months ended September 30, 2013 and $56,081 for the same period in 2012. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net income of $1,089,970 for the six months ended September 30, 2013, and a net income of $11,988 for the same period in 2012. The increase is mainly related to the increase in gain from derivative liabilities of $1,458,309, a decrease in operating expenses of ($47,762) and increase in interest expense of $62,859 from the same period in 2012.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net loss and had a working capital deficiency of $214,601. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2013 and March 31, 2013, we have $3,560 and $1,143 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $106,053 for the six months ended September 30, 2013 reflected our net income of $1,089,970, adjusted for $109,183 of amortization of debt discount, $81,624 stock base compensation and $1,458,309 gain on derivative liability. Additional sources of cash include increase in accrued liability of $44,365 and increase in accounts payable of $29,154. Uses of cash included an increase in prepaid expenses of $2,040.

Net cash used in operating activities was $79,828 for the six months ended September 30, 2012. The net cash used in operating activities is primarily due to the net loss and partially offset by amortization of debt discount, decrease in accounts payable, increase in accrued liabilities and the decrease in accounts receivable during the quarter.

Investing activities

Net cash used in investing activities is $19,640 for the six months ended September 30, 2013 for development of software.

Net cash provided by investing activities for the six months ended September 30, 2012 is advances from related party.

Financing activities

Net cash provided by financing activities of $128,110 for the six months ended September 30, 2013 includes funds of $77,000 borrowed from third party, payment of $5,000 for deferred financing costs, proceeds from related party advances of $1,110, and proceeds from shares issuance of $55,000.

Net cash provided by financing activities was $68,107 for the six months ended September 30, 2012. The net cash provided by financing activities is primarily due to short term borrowings during the quarter.

Loan Commitments

Borrowings from Third Parties

 On September 9, 2013 Writers’ Group Film Corp., a Delaware corporation (the “Company”), entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP, a Delaware limited partnership (the “Investor”). Pursuant to the Investment Agreement, and subject to certain restrictions and conditions, the Company may issue and sell to the Investor, and the Investor shall purchase from the Company, up to that number of shares of the Company’s common stock having an aggregate purchase price of ten million dollars ($10,000,000), over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement.

On September 12, 2013 Fierce Entertainment LLC purchased the note payable of $9,170.50 from Powerguard International Inc. and entered into an amended debt agreement with the Company. The note bears interest of 8% per annum, is due on September 12, 2014 and is convertible into common shares at a price of $0.0001. Fierce Entertainment LLC converted debt principal of $9,170.50 into 91,705,000 common shares on October 21, 2013.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2013 See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2013.

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

.
WRITERS’ GROUP FILM CORP

November 19, 2013	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller