Form 10-Q
period 2013-12-31
Writ Media Group, Inc.
filed 2014-02-19
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
(third quarter of fiscal year ending March 31, 2014)

WRIT MEDIA GROUP, INC.
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

The number of shares outstanding of our Common Stock is 5,707,089 as of February 19, 2014.

The number of shares outstanding of our Series A Preferred Stock is 10,000 as of February 19, 2014.

There are no shares outstanding for our other classes of stock.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Writ Media Group, Inc.
(formerly Writers Group Film Corp.)
Consolidated Balance Sheets
(unaudited)

	December 31,	March 31,
	2013	2013
Assets
Current Assets
Cash and cash equivalents	$226	$1,143
Accounts receivables, net	500	200
Prepaid expense and other assets	3,750	1,710
Deferred financing costs	1,188	3,500
Total current assets	5,664	6,553

Long Term Assets
Software and hardware	89,725	-

Intangibles
Customer Relationships, net	126,097	-
Goodwill	265,497	-
	391,594	-
Total Assets	$486,983	$6,553

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$174,830	$31,520
Accrued liability	76,006	39,433
Convertible debts, net of unamortized discount of $18,922 and $0, respectively	43,340	20,727
Convertible debts - related party, net of unamortized discount of $0 and $0, repsectively	1,550	1,550
Notes payable, net of unamortized discount of $0 and $7,362, respectively	44,000	101,700
Due to related parties - short term	216	2,572
Derivative liabilities	242,273	23,550
Total current liabilities	582,215	221,052
Total Liabilities	582,215	221,052

Shareholders' Equity (Deficit)
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 4,926,853 and 1,573,982 shares issued and outstanding, respectively	49	16
Additional paid in capital	(553,959)	409,746
Retained Earning (Deficit)	458,678	(624,261)
Total shareholders' equity (Deficit)	(95,232)	(214,499)
Total Liabilities and Shareholders' Equity (Deficit)	$486,983	$6,553

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writ Media Group, Inc.
(formerly Writers Group Film Corp.)
Consolidated Statement of Operations
(unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues
Related party	-	2,745	-	8,855
Total revenue	-	2,745	-	8,855
Operating Costs and Expenses
Wages and benefits	-	91,050	49,578	317,101
Audit and accounting	21,166	15,166	51,223	45,566
Legal fee	9,483	-	28,063	16,089
Other general and administrative	70,225	40,193	221,409	64,814
Total operating expenses	100,874	146,409	350,273	443,570

Loss from operations	(100,874)	(143,664)	(350,273)	(434,715)

Other income (expense)
Gain (Loss) from derivative liability	131,937	6,726	1,590,246	365,846
Interest expense	(38,094)	(53,408)	(157,034)	(109,489)
Net income (loss)	(7,031)	(190,346)	1,082,939	(178,358)

Net income (loss) per share:
Basic	$-	$(0.24)	$0.34	$(0.29)
Diluted	$-	$(0.24)	$(0.03)	$(0.29)

Weighted average common shares outstanding:
Basic	4,705,660	777,096	3,193,285	624,662
Diluted	4,705,660	777,096	23,294,397	624,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Writ Media Group, Inc.
(formerly Writers Group Film Corp.)
Consolidated Statement of Cash Flows
(unaudited)

	For The Nine Months Ended December 31,
	2013	2012

Cash Flows From Operating Activities
Net Income (Loss)	$1,082,939	$(178,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on Derivative Liability	(1,590,246)	(365,846)
Shares issued for services	87,624	31,000
Amortization of debt discount	150,502	100,679
Amortization of deferred financing costs	7,312	-
Amortization of intangibles	8,406	-
Imputed interest on related party loan	-	4,008
Changes in operating assets and liabilities:
Account receivable	(300)	-
Account receivable, related party	-	46,800
Prepaid expenses and other assets	(2,040)	(1,743)
Accounts payable	95,249	(14,394)
Accrued liabilities	44,657	277,762
Net cash used in operating activities	(115,897)	(100,092)

Cash Flows From Investing Activities
Development of software	(40,000)	-
Purchase of computer hardware	(1,664)
Loan repayment by related parties	-	2,034
Net cash provided by (used in) investing activities	(41,664)	2,034

Cash Flows From Financing Activities
Borrowing on short term notes payable	58,000	86,000
Payment on related party debt, net	(2,356)	-
Payment of deferred financing costs	(5,000)	(3,500)
Payment of short-term notes payable	(4,500)
Proceeds from shares issuance for cash	55,000	-
Borrowing on convertible debt	55,500
Net cash provided by financing activities	156,644	82,500

Net increase (decrease) in cash and cash equivalents	(917)	(15,558)
Cash and cash equivalents, beginning of period	1,143	15,599
Cash and cash equivalents, end of period	$226	$41

Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$139,896	$94,505
Common Shares issued for acquisition Amiga Games, Inc.	400,000	-
Debt discount resulting from recognition of derivative liability	$160,062	$131,000
Reclassification of derivative liabilities to additional paid in capital	$(1,649,609)	$42,187
Reclassification from nonconvertible debt to convertible debt	$-	45,000
Reclassification from related party debt to non-related party debt		18,900
Conversion from Series B preferred stock to common stock	$1,000	$-
Common Shares issued for prior year accrued interest	$3,517	$-
Cancellation of shares	(100)
Purchases of fixed assets on account	$48,061	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.
(formerly Writers Group Film Corp.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

WRIT Media Group, Inc. (the “Company”) (formerly Writers Group Film Corp.) is a Delaware corporation with two wholly-owned subsidiaries: Front Row Networks, Inc. (“Front Row”) and Amiga Games Inc. (“Amiga Games”).

Front Row is a content creation company which produces, acquires and distributes live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

Amiga Games is a video and computer game retailer, with approximately 500 titles in its library which it licenses to video and computer game and app developers and other retailers.

The accompanying unaudited interim financial statements of WRIT Media Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2013 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and March 31, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of December 31, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$242,273			$242,273

As of March 31, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$23,550			$23,550

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated unaudited financial statements, the Company has suffered recurring losses from operations and had a working capital deficit of $576,551 at December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2013	March 31, 2013

Note payable, net of debt discount of $0 and $7,362, respectively	$44,000	$101,700

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and major shareholder. The note carried zero interest and is due on September 8, 2013. On May 2, 2013, Nancy Louise Jones assigned her $60,562 note to Magna Group LLC (see Note 4). The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.04. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4.

On June 12, 2013, the Company borrowed $12,000 from Mrs. Nancy Louise Jones. Out of the $12,000 debt proceeds $2,000 was paid to Mrs. Nancy Louise Jones for legal and administrative fees. The maturity date of this note is August 31, 2013, which was amended by the parties to April 1, 2014. This loan bears an interest rate of 12% per annum. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the extension of maturity date does not constitute a troubled debt restructuring or debt extinguishment.

Mr. John L. Shaw

On October 10, 2013, the Company borrowed $6,000 from John L. Shaw. The maturity date of this note is April 10, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. During the three months ended December 31, 2013, the Company paid off $4,500 of the balance, bringing the note balance to $1,500.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note is December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date.

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0 on March 31, 2013	$20,727
Add: Issuance of Magna convertible debts, net of debt discount of $11,500	-
Issuance of Asher $28,000 debt dated April 10, 2013 net of discount of $28,000	-
Issuance of Asher $27,500 debt dated May 13, 2013 net of discount of $27,500	-
Assignment from Nancy Louise Jones, net of debt discount of $60,562	-
Reclassification of Asher $16,000 debt dated November 2, 2012 from nonconvertible debt to convertible debt, net of debt discount of $7,362	8,638
Reclassification of Asher $32,500 debt dated January 30, 2013 from nonconvertible debt to convertible debt, net of debt discount of $32,500	-

Amortization of debt discount	148,502
Less: principal converted into common stock	(134,527)
Convertible debt outstanding, net of debt discount of $4,741	$43,340

During the nine months ended December 31, 2013, $134,527 of convertible debts and $5,369 of accrued interest was converted into 2,320,027 shares of common stock.

Asher Enterprises, Inc.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On May 1, 2013, after 180 days following the date of the note, the note became convertible. Asher Enterprises had the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price was 25% multiplied by the lowest trading price for the Common Stock during the 120 trading day period ending on the latest complete trading day prior to the conversion date.  Along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.  Asher Enterprise converted principal of $16,000 and interest of $640 into 135,938 common shares, bringing the note balance to $0.  Debt discount of $7,362 was amortized during the three months ended December 31, 2013.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On July 29, 2013, after 180 days following the date of the note, the note became convertible. Asher Enterprises had the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price was 50% multiplied by the lowest trading price for the Common Stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. Asher Enterprise converted principal of $32,500 and interest of 1,300 into 338,000 common shares, bringing the note balance to $0.  Debt discount of $32,500 was amortized during the nine months ended December 31, 2013.

On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises. The maturity date of this note is January 15, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2013, Asher Enterprises converted principal of $5,800 into 116,000 common shares, bringing the note balance to $22,200. Debt discount of $18,667 was amortized during the nine months ended December 31, 2013.

On May 13, 2013 the Company borrowed $27,500 from Asher Enterprises. The maturity date of this note is February 17, 2014. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. As of December 31, 2013, the note was not yet converted. Debt discount of $18,333 was amortized during the nine months ended December 31, 2013.

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

Magna Group, LLC

On May 2, 2013 Magna Group LLC purchased the note payable of $60,562 from Mrs. Nancy Louise Jones and entered into an amended debt agreement with the Company. See Note 3. On May 9, 2013, Magna issued another convertible note of $11,500 to the Company. The note bears interest of 12% per annum, is due on January 9, 2014 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Magna converted debt principal of $60,562 and interest of $579 into 303,884 common shares during the nine months ended December 31, 2013.

As the Asher debt became convertible on May 1, 2013, July 29, 2013, October 7, 2013, and November 9, 2013 the conversion option of Magna convertible notes became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability. The derivative treatment resulted in a full debt discount on the Magna notes. During the nine months ended December 31, 2013, debt discount of $71,640 was amortized and the unamortized discount is $422 as of December 31, 2013.

Other Convertible Notes

The convertible debts were issued in September 2009, bear an interest rate at 8% per annum, due in one year, and are convertible at $0.01 per share.

On September 12, 2013, one of the debt holders assigned $9,170.50 note to Fierce Entertainment LLC. The maturity date of this amended note is September 12, 2014. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at $0.1 per share. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the amended term dose not constituted a debt extinguishment or troubled debt restructuring. On October 11, 2013 Fierce Entertainment LLC converted debt principal of $9,170 into 91,705 common shares, bringing the note balance to $0.

During the nine months ended December 31, 2013, debt principal of $10,495 and interest of $2,850 has been converted into 1,334,500 common shares. As of December, 31, 2013, the convertible notes have an outstanding balance of $1,062.

In addition, the Company also had a convertible note due to related party of $1,550 as of December 31, 2013.

As the Asher debt became convertible on May 1, 2013, July 29, 2013, October 7, 2013, and November 9, 2013, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability.

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

As discussed in Note 4, Asher note of $28,000 became convertible on October 7, 2013. The conversion feature for Asher note of $28,000 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $28,000 was determined to be $84,000 on October 7, 2013, of which $28,000 was recorded as debt discount and $56,000 was recorded as derivative loss. On October 21, 2013, $5,800 out of the $28,000 was converted, and as a result, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the conversion with the change in fair value recorded in earnings. Prorated fair value of the conversion feature on conversion dates was $11,600 and this value was reclassified out of liabilities to equity. Under ASC 815-15 “Derivatives and Hedging”, the derivative liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the derivatives related to the Asher note on December 31, 2013 was $59,200. The change in fair value is $14,800 and was recognized as loss on derivative.

As discussed in Note 4, Asher note of $27,500 became convertible on November 9, 2013. The conversion feature for Asher note of $27,500 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $27,500 was determined to be $110,000, on November 9, 2013, of which $27,500 was recorded as debt discount and $82,500 was recorded as derivative loss. The note is not converted yet. Under ASC 815-15 “Derivatives and Hedging”, the derivative liabilities were subsequently measured at fair value at the end of each reporting period with the change in fair value recorded to earnings. The fair value of the derivatives related to the Asher note on December 31, 2013 was $73,333. The change in fair value is $36,667 and was recognized as gain on derivative.

Magna Group LLC
As discussed in Note 4, the conversion feature of Magna notes were tainted by Asher note on May 1, 2013, July 29, 2013 and October 7, 2013 and should be classified as derivative liabilities and recorded at fair value. On May 1, 2013 the fair value of the conversion feature of the two Magna notes was determined to be $139,524, out of which $72,062 was recorded as debt discount and $67,462 was recorded as derivative loss. On July 29, 2013 the fair value of the conversion feature of the two Magna notes was determined to be $50,575 and was recognized as additional paid in capital. As a result of conversion of $10,000, $8,000 and $9,362 debt principal on May 10, 2013, July 30, 2013 and August 19, 2013, respectively and the termination of derivative treatment on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $202,465 and this value was reclassified out of liabilities to equity. The fair value of the derivatives related to the Asher note on December 31, 2013 was $57,500. The change in fair value is $28,750 and was recognized as gain on derivative.

Other Third Party and Related Party Convertible Notes
As discussed in Note 4, the conversion feature of other third party notes was tainted by Asher note on May 1, 2013,  July 29, 2013 and October 7, 2013. In addition, the conversion feature of related party convertible debt of $1,550 was also tainted for the same reason. The conversion features should be classified as derivative liabilities and recorded at fair value. On May 1, 2013 July 29, 2013 and October 7, 2013, the fair value of the conversion feature of these debts was determined to be $2,485,220, $805,280 and $479,640, respectively and was recorded as additional paid in capital. As a result of conversion of $15,870 debt principal during the period that the convertible notes got tainted and the termination of derivative treatment on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $1,927,717 and this value was reclassified out of liabilities to equity. The fair value of the derivatives related to the Convertible note on December 31, 2013 was $52,240. The change in fair value is $26,120 and was recognized as loss on derivative.

Warrants

As discussed in Note 4, 49,230,769 warrants issued with the Asher debt should be classified as derivative liability and recorded at fair value at the termination date. Asher settled all the warrants on June 5, 2013. The fair value of the warrants on June 5, 2013 was determined to be $24,614 using Black-Scholes Option Pricing Model based on the following assumptions and was reclassified out of liabilities to equity:

- Dividend yield: 0%
- Volatility: 353.50%
- Risk free rate: 0.75%

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2013	$23,550
ASC 815-15 additions
Asher Enterprise note	400,695
Magna Group LLC notes	$276,349
Other convertible notes	3,769,960
ASC 815-15 deletions
Asher Enterprise note	(235,492)
Magna Group LLC notes	(202,465)
Other convertible notes	(1,927,717)
Asher Enterprise warrants	(24,614)
Change in fair value	(1,837,993)
Balance at December 31, 2013	$242,273

The following table summarizes the derivative (gain) or loss recorded as a result of the derivative liabilities above:

For the Nine Months Ended December 31, 2013
Excess of fair value of liabilities over note payable	$247,747
Change in fair value	(1,837,993)
Total Derivative (Gain) Loss	$1,590,246

NOTE 6 – EQUITY

Warrants

As discussed in Note 4, along with the note payable, the Company issued warrants to purchase 49,230,769 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0000325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

On June 5, 2013, Asher Enterprises exercised 26,373,626 warrants for common stock. Instead of paying cash to the Company, Asher Enterprises forfeited the remaining 22,857,143 warrants as consideration given to exercise the warrants. The following table summarizes the Company’s warrant activity for the nine months ended December 31, 2013:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding at March 31, 2013	49,230,769	$0.00	4.59	$52,554
Exercises	(26,373,626)	0.00	-	-
Forfeitures	(22,857,143)	0.00	-	-
Outstanding at December 31, 2013	-	$-	-	$-

Common Shares issued for convertible notes and cash:

During the nine months ended December 31, 2013, convertible debts of $134,527 along with accrued interest of $5,369 were converted into 2,320,027 common shares. See Note 4.

Conversion of Preferred Stock into Common Shares

On May 1, 2103, Tal L Kapelner converted 10,000 shares of preferred stock series B into 100,000 common shares.

Common shares issued for services

During the nine months ended December 31, 2013, the Company issued 306,470 shares of common stock to employees and third party consultants as compensation. The fair value of the shares was determined to be $91,141 of which $3,517 was for deferred compensation accrued as of March 31, 2013.

Common shares issued for cash

During the nine months ended December 31, 2013, the Company issued 110,000 shares of common stock for cash totaling $55,000.

Common shares issued acquisition of Amiga Games, Inc.

On August 19, 2013, the Company issued 500,000 common stocks in exchange for all of the outstanding shares of Amiga Games, Inc. The fair value of the shares was determined to be $400,000. See note 7.

Cancellation of Common shares

On October 22, 2013 the Company cancelled 10 thousand common shares and returned the common shares to treasury. The common shares were cancelled due to partial cancellation of a stock purchase agreement between convertible note holder and other party.

NOTE 7 – ACQUISITION

On August 19, 2013, the Company purchased all of the outstanding shares of Amiga Games, Inc. for 500,000 common shares. Amiga Games, Inc. licenses classic video game libraries and intends to resurrect classic game titles by giving them new life on today's gaming platforms such as smart phones, PCs, modern game consoles, and tablets. The Company has determined that control of the acquired assets changed hands on August 19, 2013 in accordance with ASC 805-10 (Business Combination) the 500,000 shares were valued using the $0.8 per share closing price on that date for total purchase price consideration of $400,000.

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

The Company determined the useful life of the customer list to be four years and $8,406 of amortization expense was recorded during the nine months ended December 31, 2013.

NOTE 8 – SUBSEQUENT EVENTS

On January 9, 2014 the Company paid off the balance of the Magna/Hanover Holdings I, LLC convertible note, bearing interest of 12% per annum and issued on May 9, 2013 for the amount of $12,426, bringing the note balance to $0.

During January, 2014, SFH Capital, LLC converted debt principal and interest of $4,036 into 403,625 common shares, and other convertible debt holders converted debt principal and interest of $2,490 into 249,042 common shares.

On January 22, 2014, shareholders approved of, (i) the name change of the corporation to Writ Media Group, Inc., and (ii) a 1 for 1,000 reverse split of the Company’s issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of December 31, 2013 and March 31, 2013.

On January 23, 2014, the Company issued 127,569 shares to third party vendors as compensation. The fair value of the shares was $12,757.

On February 4, 2014, the Company paid off the balance of the Asher Enterprises, Inc. convertible note, bearing interest of 8% per annum and issued on April 10, 2013 for $36,050.

On February 5, 2014, the Company paid off the balance of the John L. Shaw note, bearing  interest of 0% per annum and issued on October 10, 2013.

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

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire and distribute live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters. This new concept is intended to present live concerts in 3D, at lower ticket prices, to a massive fan base worldwide in a cost-effective manner. Following the initial 3D theatrical run, the distribution rights to the concerts will be licensed, in both 2D and 3D format, to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. Front Row Networks will also sell merchandising, such as clothing, household goods, and other products, tailored to each Artist and to each Sponsor, in movie theaters where the live concert is exhibited

In February 2011, FRN completed a reverse acquisition transaction through a share exchange with WRIT, whereby WRIT acquired 100% of the issued and outstanding capital stock of FRN in exchange for 100,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT’s wholly-owned subsidiary and the former FRN’s shareholders became controlling stockholders of WRIT. The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

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

On August 19, 2013, Writers’ Group Film Corp. completed an acquisition transaction through a share exchange with Amiga Games Inc., whereby Writers’ Group Film Corp. acquired 100% of the issued and outstanding capital stock of Amiga Games Inc. in exchange for 500,000 shares of the Common Stock of WRIT. As a result of the acquisition, Amiga Games Inc. became WRIT’s wholly-owned subsidiary. After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements will include the assets and liabilities of both WRIT and Amiga Games Inc., the historical operations of WRIT and the operations of Amiga games Inc. from the closing date of the Share Exchange Agreement.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices. The Company established Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro gaming” marketplace, building on the "Amiga", “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

Results of Operations

Three Months Ended December 31, 2013 and 2012

Revenues. No revenues were recognized for the three months ended December 31, 2013 which was a decrease of $2,745 from the three months ended December 31, 2012.

Wages and benefits. Wages and benefits expenses decreased $91,050 and 100% for the three months ended December 31, 2013 as compared to the same period in 2012. The decrease is mainly due to the reduction in revenues.

Audit and accounting. Audit and accounting expenses increased $6,000 and 40% for the three months ended December 31, 2013 as compared to the same period in 2012. The increase in the audit and accounting expense is mainly related to cost management of the expenses and regulatory filings.

Other general and administrative expenses. Other general and administrative expenses increased $30,032 and 75% for the three months ended December 31, 2103 and as compared to the same period in 2012. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related regulatory filings and to the consulting fees related to the fund raising projects and other projects.

Loss from operations. Our loss from operations was $100,874 for the three months ended December 31, 2013 and $143,664 for the same period in 2012.

Gain or loss from derivative liability. We recorded a gain of $131,937 from derivative liability for the three months ended December 31, 2013 and a gain of $6,726 from derivative liability for the same period in 2012.

Interest expense. We incurred $38,094 in interest expense for the three months ended December 31, 2013 and $53,408 for the same period in 2012. The decrease in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $7,031 for the three months ended December 31, 2013, and we generated a net loss of $190,346 for the same period in 2012.

Nine Months Ended December 31, 2013 and 2012

Wages and benefits. Wages and benefits expenses decrease $267,523 and 84.37% for the nine months ended December 31, 2013 as compared to the same period in 2012. The decrease is mainly related to the reduction in revenues during the current fiscal year.

Audit and accounting. Audit and accounting expenses increased $5,657 and 12.41% for the nine months ended December 31, 2013 as compared to the same period in 2012. The increase is in the audit and accounting expense is mainly related to cost management of the expenses. .

Legal fee. Legal fees increase $11,974 and 74.42% for the nine months ended December 31, 2013 as compared to the same period in 2012. The increase in legal fees is mainly related to increase in new entities and management of regulatory filings.

Other general and administrative expenses. Other general and administrative expenses increased $156,595 and 241.61% for the nine months ended December 31, 2013 as compared to the same period in 2012. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations and expansion of business.

Loss from operations. Our loss from operations was $350,273 for the nine months ended December 31, 2013 and $434,715 for the same period in 2012.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $1,590,246 for the nine months ended December 31, 2013, which is discussed in more detail in Note 5 “Convertible Debt”, Note 6 “Convertible Debt – Related Party” and Note 7 “Derivative Liabilities” to our consolidated financial statements. There was a gain from derivative liability of $365,846 for the nine months ended December 31, 2012.

Interest expense. We incurred $157,034 interest expense for the nine months ended December 31, 2013 and $109,489 for the same period in 2012. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a of net gain of $1,082,939 for the nine months ended December 31, 2013, and we generated a net loss of $178,358 for the same period in 2012. The increase in the net gain is mainly related to the gain from derivative liability.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has Retained Earnings of $458,678 at December 31, 2013 that includes a loss of $7,031 for the three months ended December 31, 2013. The Company also had a working capital deficiency of $576,551 as of December 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of December 31, 2013 and March 31, 2013, we have $226 and $1,143 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $120,397 for the nine months ended December 31, 2013 reflected our net gain of $1,082,939 , adjusted for $150,502 amortization of debt discount and a $1,590,246 gain on derivative liability, and $87,624 from stock based services, amortization of $15,817 and accounts receivable use of $300. Additional sources of cash include increase in accrued liability of $44,657 and increase in accounts payable of $90,749. Uses of cash included an increase in prepaid expenses of $2,040.

Net cash used in operating activities was $100,092 for the nine months ended December 31, 2012. The net cash used in operating activities is primarily due to the net loss, gain on derivative liability and partially offset by shares issued for services, amortization of debt discount, decrease in accounts payable, increase in accrued liabilities and the increase in accounts receivable during the nine months ended December 31, 2012.

Investing activities

During the nine months ended December 31, 2013, the net cash used in investing activities is primarily due to computer software development costs and hardware purchases of $41,664. During the nine months ended December 31, 2011, the net cash provided by investing activities is from loan repayment by related party for an amount of $2,034.

Financing activities

Net cash provided by financing activities of $161,144 for the nine months ended December 31, 2013 includes funds of borrowing on notes of $113,500 and $86,000 respectively and $55,000 in proceeds from shares issued for cash and $0 respectively, payment of $5,000 and $3,500 for deferred financing costs respectively and proceeds from related party advances of $2,356.

Loan Commitments

Borrowings from Third Parties

On October 10, 2013, the Company borrowed $6,000 from John L. Shaw. The maturity date of this note is April 10, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. During the three months ended December 31, 2013, the Company paid off $4,500 of the balance, bringing the note balance to $1,500.

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date.

On November 5, 2013 SFH Capital LLC purchased a note payable, including interest, in the amount of $3,952 from Powerguard International Inc. The note bears interest of 8% per annum, has a maturity date of September 11, 2010 and is convertible into common shares at a price of $0.1.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note is December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date.

Obligations under Material Contracts

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

On December 5, 2013, pursuant to Rule 477 under the Securities Act, the Company withdrew the Registration Statement, requesting such withdrawal because it intended to file an amended Registration Statement in response to the comments received in correspondence from SEC staff dated November 18, 2013. On December 16, the Company re-filed the revised Registration Statement. On January 10, 2014 the Company filed an Amended Registration Statement based on comments received in correspondence from the SEC, and on January 16, 2014, the SEC made the Registration effective.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013 See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2013.

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

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

* Rule 15d-14(a) Certifications	Exhibit (31)(i) and (ii)

* Section 1350 Certification	Exhibit (32)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

WRIT MEDIA GROUP, INC.

February 19, 2014	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller