Form 10-K
period 2014-03-31
Writ Media Group, Inc.
filed 2014-07-15
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

WRIT MEDIA GROUP, INC.
a Delaware corporation

8200 Wilshire Boulevard,
Suite 200
Beverly Hills, CA  90211
310.461.3737

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares outstanding of our Common Stock is 14,924,528 as of July 14, 2014.

The number of shares outstanding of our Preferred Stock is 10,000 as of July 14, 2014.

There are no other classes of stock.

PART I

ITEM 1. BUSINESS.

Writ Media Group, Inc. (“we”, “us”, “our”, “WRIT”, or the “Company”) (formerly Writers’ Group Film Corp.) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire, license, and distribute music-related content in 3D and ultra-high definition (4K) for initial worldwide digital broadcast into digitally-enabled movie theaters. Through the distribution of music-related “alternative content,” the Company intends to present live concerts, music documentaries, and other music-related content at affordable prices, to a massive fan base worldwide in a cost-effective manner. Following an initial theatrical run, or as an initial distribution window, the content will be licensed, in both 2D, 4K and 3D formats, to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. In some cases, Front Row Networks will also sell merchandising and other products, bolstered by both in-theater and in-App advertising, tailored around each Artist and/or event, to maximize potential merchandising and sponsorship revenues.

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

Consequently, the assets and liabilities and the historical operations were reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement were those of FRN and will be recorded at the historical cost basis. After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements included the assets and liabilities of both FRN and WRIT, the historical operations of FRN and the operations of WRIT from the closing date of the Share Exchange Agreement.

On July 7, 2011, we modified our February 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid-In Capital.

While the core business of Front Row Networks remains the licensing, production, acquisition and distribution of music-related content and programming, the core business is dependent upon negotiating and financing projects with schedules that are solely determined by third parties, such as Artists and rights owners. In order to secure less cyclical entertainment product, the Company sought to license or purchase entertainment content that could be easily secured and distributed through the multiple distribution arrangements already established by the Company and via the rapidly growing marketplace represented by consumers of mobile, internet, and TV set-top devices. To reach this goal during the fiscal year, the Company set out to acquire exclusive branded content and entertainment programming, and achieved this goal through the acquisition of Amiga Games Inc.

On August 19, 2013, the Company completed an acquisition transaction through a share exchange with Amiga Games Inc., whereby WRIT acquired 100% of the issued and outstanding capital stock, assets, and trademarks of Amiga Games Inc. in exchange for 500,000 shares of the Common Stock of WRIT. As a result of the acquisition, Amiga Games Inc. became WRIT’s wholly-owned subsidiary.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices. WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro gaming” marketplace, building on the "Amiga", “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

During the fiscal year, Amiga Games Inc. and Retro Infinity Inc. entered several marketing and distribution agreements, including those with Microsoft Corporation and Roku Inc. Both agreements include minimum guarantees, defined as advances against future sales. Additionally, the Retro Infinity Inc. licensed dozens of classic games for distribution via the Windows 8, Roku player, iOS (Apple), and Android platforms. Although it was the Company’s strategic goal to distribute a broad range of video game titles on the Windows 8 and iOS platforms during the 4th quarter of 2014, lack of operating capital caused the Company to temporarily halt software development funding, which delayed the Company’s overall gaming product release schedule. This temporary reduction in operating capital was due to mainly to regulatory delays encountered in structuring WRIT’s equity-line financing, and the Company’s difficulty in raising alternative investment capital, due to its sub-penny share price at the time.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc., and authorized a 1 for 1,000 reverse split of the Company’s issued and outstanding shares of Common Stock. The name change was authorized to encompass the Company's broadened activities, including additional business plans and models, and the acquisition and formation of new subsidiaries. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

On January 16, 2014 WRIT’s Equity Line Financing (“ELF”) agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company’s convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year. As of March 31, 2014, 21,829 common shares were sold generating a net amount to the company of $4,023.

On February 4, 2014 the Company completed its administrative and legal work with the Depository Trust & Clearing Corporation ("DTCC") and the DTCC's long-standing "Administrative Chill" on clearing WRIT stock certificates was removed. DTCC resumed accepting deposits of the Company's common stock for book entry transfer services. As a result, shareholders with online brokerage accounts at firms such as Scottrade, ETRADE, TD Ameritrade and other full service brokerage firms are allowed to deposit new shares of WRIT's common stock in the electronic system that controls clearance and settlement. The reinstatement of the DTC depository services is an instrumental and enormous accomplishment for WRIT, which greatly reduced the costs and expenses associated with private equity investments in the Company.

After restructuring WRIT’s balance sheet and resuming software development activities, we believe WRIT is well positioned to benefit from the market growth and increased demand for entertainment content that can be enjoyed on mobile phones, tablets and other devices. Barring any additional funding delays, we estimate that the majority of WRIT’s video gaming product will be available for release in the 4th quarter of 2014. We intend to continue to look for opportunities to expand WRIT’s business and increase its catalogue of both music and video game content, though acquisitions and licensing arrangements. Throughout the year, the Company also intends to continue to explore business relationships with entities that have the resources to offer financing, distribution and marketing of WRIT’s product.

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

The business in which we engage is significantly competitive. Each of our primary business operations is subject to competition from companies which, in some instances, have greater development, production, and distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films. We will compete with major entertainment companies, such as Sony, Warner Brothers, Disney, AEG, Live Nation, Electronic Arts, Ubisoft, and others for content. We also anticipate that we will compete with a large number of United States-based and international distributors and sub-distributors of alternative content including divisions of Sony/MGM, Cinedigm Digital Cinema Corp., NCM Fathom, and Screenvision in the production of music-related and event content that may be expected to appeal to national and international audiences. Additionally, our video games will compete with thousands of other “Apps” which are available in the App stores of Apple, Samsung, Microsoft and other mobile stores. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of entertainment.

The production and distribution of music-content and mobile Apps are significantly competitive businesses, as they compete with each other, in addition to other forms of entertainment and leisure activities. There will be a proliferation of free TV broadcasters, cable and emerging HD cable channels, and mobile streaming providers looking to acquire content, which may not include music-related content or video games.

There is also active competition among all companies in the entertainment and related industries for services of software developers, producers, directors, musicians and other Artists, and for the acquisition of entertainment properties. The increased number of entertainment offerings in the United States and abroad has resulted in increased competition for audience attention and may have an effect on the Company’s ability to acquire and produce product. Revenues for any entertainment products depend in part on general economic conditions, but the competitive situation of an entertainment product offering is still greatly affected by the quality of, and public response to, the entertainment product that the artist makes available to the marketplace.

There is strong competition throughout the converging mobile device and television industries, from cable providers, handset and tablet manufactures, major motion picture studios, video game publishers, and other independent technology companies, as well as from new entertainment content and viewing opportunities that have not yet reached the market.

3. Audience acceptance of our content will determine our success, and the prediction of such acceptance is inherently risky.

We believe that our live concert theatrical success will be dependent upon general public acceptance, marketing, advertising and the quality of the production. The Company's production will compete with numerous independent and foreign productions, in addition to productions produced and distributed by a number of major domestic companies, many of which are divisions of conglomerate corporations with assets and resources substantially greater than that of ours. Our management believes that in recent years with the current promotion of 3D and 4K movies and equipment, and with the rapid growth rate in available mobile apps, that there has been an increase in competition in virtually all facets of our business. The growth of mobile content, pay-per-view television, and home video streaming products may have an effect upon theater attendance and non-theatrical motion picture distribution. As we may distribute productions to all of these markets, it is not possible to determine how our business will be affected by the developments, and accordingly, the resultant impact on our financial statements. Moreover, audience acceptance can be affected by any number of things over which we cannot exercise control, such as a shift in leisure time activities or audience acceptance of a particular style of music or artist.

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

5. The competition for securing premier placement of mobile apps may have an adverse effect on video gaming revenues.

In the distribution of mobile apps, including the Company’s video games, there is very active competition to obtain premiere placement and advertising dollars from mobile manufacturers and service providers throughout the world. A number of major software publishers have acquired such relationships and opportunities with the major carriers and handset manufacturers. Such agreements may have an adverse effect on our sales, marketing and distribution endeavors, and our ability to obtain premier App store placement, due to the prestige, size and quality of the established companies’ product lines.

6. We have limited financial resources and there are risks we may be unable to acquire financing when needed.

To achieve and maintain competitiveness, we may be required to raise substantial funds. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop, promote and distribute our product and to acquire property rights of the artists or publishers. Such additional capital may be raised through public or private financing as well as borrowings and other sources. Public or private offerings may dilute the ownership interests of our stockholders. Additional funding may not be available under favorable terms, if at all. If adequate funds are not available, we may be required to limit our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain products and services that we would not otherwise relinquish and thereby reduce revenues to the company.

7. We are at the risk of mobile telephone and internet competition which may develop and the effects of which we cannot predict.

The mobile phone application and internet market is new, rapidly evolving and intensely competitive. We believe that the principal competitive factors in maintaining a mobile telephone application and an internet business are selection, convenience of download and other features, price, speed and accessibility, customer service, quality of image and site content, and reliability and speed of fulfillment. Although we intend to be able to compete in this market, when new technology is further developed, many potential competitors have longer operating histories, more customers, greater brand recognition, and significantly greater financial, marketing and other resources. In addition, larger, well-established and well-financed entities may acquire, invest in, or form joint ventures as the Internet, and e-commerce in general, continue to become more widely accepted.

In addition, we will face competition on any sale of merchandise that is tailored to an artist, video game publisher, or sponsor. Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do.

8. We are at risk of technological changes to which we may be unable to adapt as swiftly as our competition.

We believe that our future success will be partially affected by continued growth in the use of digital, 3D, and ultra-HD broadcasting. The production, acquisition and distribution of music-related content to movie theaters and by home video retailers, free TV broadcasters, cable, 3D and ultra-HD cable channels, and mobile streaming providers are still relatively new, and predicting the extent of further growth, if any, is difficult. The market for this content is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. Our failure to adapt to any technological developments effectively could adversely affect our business, operating results, and financial condition.

9. The distribution of entertainment content and related materials is at a high risk for piracy which may affect our earnings.

The entertainment content distribution industry, including us, may continue to lose an indeterminate amount of revenue as a result of piracy due to unauthorized copying of our product at post production houses, copies of prints in circulation to theaters, unauthorized videotaping at theaters and other illegal means of acquiring our copyrighted material. The USTR has placed Argentina, Brazil, Egypt, Indonesia, Israel, Kuwait, Lebanon, Pakistan, the Philippines, Russia, Ukraine and Venezuela on the 301 Special Watch List for excessive rates of piracy of motion pictures and optical disks. The USTR has placed Azerbaijan, Bahamas, Belarus, Belize, Bolivia, Bulgaria, Colombia, the Dominican Republic, Ecuador, Hungary, Italy, Korea, Latvia, Lithuania, Mexico, Peru, Romania, Taiwan, Tajikistan, Thailand, and Uzbekistan on the watch list for excessive piracy.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Markets Group Inc. System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during the fiscal year ended March 31, 2014 and 2013. The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2014

Quarter	High	Low

First	1.30	.40
Second	.80	.20
Third	.30	.10
Fourth	.39	.07

Fiscal Year Ended March 31, 2013

Quarter	High	Low

First	5.70	1.50
Second	4.50	.60
Third	1.90	.50
Fourth	1.40	.50

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

(b) Holders.

There are 110 active holders of record of the Company's Common Stock.

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

(g) Recent Sale of Unregistered Securities

During the year ended March 31, 2014, the Company issued 2,685,633 shares for cash totaling $247,774 and issued 1,631,672 shares of common stock to employees and third party consultants as compensation, with the fair value of the shares determined to be $258,418. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each shareholder had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for fiscal year ended March 31, 2014, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements made by penny stock issuers are excluded from the safe harbors in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

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

Overview

WRIT Media Group, Inc. (“we”, “us”, “our”, “WRIT”, or the “Company”) was incorporated as Writers’ Group Film Corp. in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks (“FRN”) was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which intends to produce, acquire, license, and distribute music-related content in 3D and ultra-high definition (4K) for initial worldwide digital broadcast into digitally-enabled movie theaters. Through the distribution of music-related “alternative content,” the Company intends to present live concerts, music documentaries, and other music-related content at affordable prices, to a massive fan base worldwide in a cost-effective manner. Following an initial theatrical run, or as an initial distribution window, the content will be licensed, in both 2D, 4K and 3D formats, to DVD and Blu-Ray retailers, Free TV broadcasters, cable and emerging 3D cable channels, and mobile streaming providers. In some cases, Front Row Networks will also sell merchandising and other products, bolstered by both in-theater and in-App advertising, tailored around each Artist and/or event, to maximize potential merchandising and sponsorship revenues.

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

Consequently, the assets and liabilities and the historical operations were reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement were those of FRN and will be recorded at the historical cost basis. After the completion of the Share Exchange Agreement, the Company’s consolidated financial statements included the assets and liabilities of both FRN and WRIT, the historical operations of FRN and the operations of WRIT from the closing date of the Share Exchange Agreement.

On July 7, 2011, we modified our February 2011 Share Exchange Agreement and agreed to assume $100,000 in new debt which is shown as a reduction of our Paid-In Capital.

While the core business of Front Row Networks remains the licensing, production, acquisition and distribution of music-related content and programming, the core business is dependent upon negotiating and financing projects with schedules that are solely determined by third parties, such as Artists and rights owners. In order to secure less cyclical entertainment product, the Company sought to license or purchase entertainment content that could be easily secured and distributed through the multiple distribution arrangements already established by the Company and via the rapidly growing marketplace represented by consumers of mobile, internet, and TV set-top devices. To reach this goal during the fiscal year, the Company set out to acquire exclusive branded content and entertainment programming, and achieved this goal through the acquisition of Amiga Games Inc.

On August 19, 2013, the Company completed an acquisition transaction through a share exchange with Amiga Games Inc., whereby WRIT acquired 100% of the issued and outstanding capital stock, assets, and trademarks of Amiga Games Inc. in exchange for 500,000 shares of the Common Stock of WRIT. As a result of the acquisition, Amiga Games Inc. became WRIT’s wholly-owned subsidiary.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices. WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro gaming” marketplace, building on the "Amiga", “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

During the fiscal year, Amiga Games Inc. and Retro Infinity Inc. entered several marketing and distribution agreements, including those with Microsoft Corporation and Roku Inc. Both agreements include minimum guarantees, defined as advances against future sales. Additionally, the Retro Infinity Inc. licensed dozens of classic games for distribution via the Windows 8, Roku player, iOS (Apple), and Android platforms. Although it was the Company’s strategic goal to distribute a broad range of video game titles on the Windows 8 and iOS platforms during the 4th quarter of 2014, lack of operating capital caused the Company to temporarily halt software development funding, which delayed the Company’s overall gaming product release schedule. This temporary reduction in operating capital was due to mainly to regulatory delays encountered in structuring WRIT’s equity-line financing, and the Company’s difficulty in raising alternative investment capital, due to its sub-penny share price at the time.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc., and authorized a 1 for 1,000 reverse split of the Company’s issued and outstanding shares of Common Stock. The name change was authorized to encompass the Company's broadened activities, including additional business plans and models, and the acquisition and formation of new subsidiaries. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

On January 16, 2014 WRIT’s Equity Line Financing (“ELF”) agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company’s convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year.

On February 4, 2014 the Company completed its administrative and legal work with the Depository Trust & Clearing Corporation ("DTCC") and the DTCC's long-standing "Administrative Chill" on clearing WRIT stock certificates was removed. DTCC resumed accepting deposits of the Company's common stock for book entry transfer services. As a result, shareholders with online brokerage accounts at firms such as Scottrade, ETRADE, TD Ameritrade and other full service brokerage firms are allowed to deposit new shares of WRIT's common stock in the electronic system that controls clearance and settlement. The reinstatement of the DTC depository services is an instrumental and enormous accomplishment for WRIT, which greatly reduced the costs and expenses associated with private equity investments in the Company.

After restructuring WRIT’s balance sheet and resuming software development activities, we believe WRIT is well positioned to benefit from the market growth and increased demand for entertainment content that can be enjoyed on mobile phones, tablets and other devices. Barring any additional funding delays, we estimate that the majority of WRIT’s video gaming product will be available for release in the 4th quarter of 2014. We intend to continue to look for opportunities to expand WRIT’s business and increase its catalogue of both music and video game content, though acquisitions and licensing arrangements. Throughout the year, the Company also intends to continue to explore business relationships with entities that have the resources to offer financing, distribution and marketing of WRIT’s product.

Financial Performance Highlights

The following summarizes certain key financial information for the fiscal year ended March 31, 2014 and for the fiscal year ended March 31, 2013:

•	Revenues: Our revenues were $11,000 and $8,855 for the fiscal years ended March 31, 2014 and 2013.

•	Net income (loss): Net income (loss) was $1,044,284 and $(392,769) for the fiscal years ended March 31, 2014 and 2013.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended March 31, 2014 and 2013.

	For the Year Ended 03/31/2014	For the Year Ended 03/31/2013
Total Revenue	$11,000	$8,855
Operating Expenses:
Wages and benefits	210,578	248,069
Audit and accounting	34,989	55,122
Legal fee	2,915	16,839
Other general and administrative	249,768	122,116
Loss from operations	(487,250)	(433,291)
Loss on extinguishment of debt	-	-
Other income	(3,000)	-
Gain on derivative liability	1,715,954	193,155
Interest expense	(187,420)	(152,633)
Net income (loss)	$1,044,284	$(392,769)

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Revenues. Revenues increased 24% to $11,000 for the fiscal year ended March 31, 2014 from $8,855 for the fiscal year ended March 31, 2013, due to an increase in content delivered to customers, comprised solely of video gaming product compared to the decrease in available produced and acquired content available for distribution for the prior year.

Revenues in the amount of $11,000 for the fiscal year ended March 31, 2014 were comprised of $11,000 for the delivery of gaming titles to the Microsoft Corporation.

Wages and benefits. Wages and benefits expenses decreased 15.1% to $210,578 for the fiscal year ended March 31, 2014 from $248,069 for the fiscal year ended March 31, 2013. The decrease is mainly due to a decrease in personnel costs during the year. The wages and benefits expenses for the fiscal year ended March 31, 2014 and 2013 include employee stock compensation in the amount of $165,104 and $192,368, respectively.

Audit and accounting. Audit and accounting expenses was $34,989 for the fiscal year ended March 31, 2014. The decrease in the audit and accounting expense is mainly related to the change in accounting personnel.

Legal fees. Legal Fees decreased 82.7% to $2,915 for the fiscal year ended March 31, 2014 from $16,839 for the fiscal year ended March 31, 2013. The legal fees were related to the usual and customary transaction for the Company.

Other general and administrative expenses. Other general and administrative expenses increased to $249,768 for the fiscal year ended March 31, 2014 from $122,116 for the fiscal year ended March 31, 2013. Those expenses consist primarily of company’s increase in business development, consulting fees and other expenses incurred in connection with general operations and the acquired operations of Amiga Games Inc.

Loss from operations. Our loss from operations was $487,250 for the fiscal year ended March 31, 2014 and $433,291 for the fiscal year ended March 31, 2013.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $1,715,954 for the fiscal year ended March 31, 2014 and $193,155 for the fiscal year ended March 31, 2013, which is discussed in more detail in Note 4 “Convertible Debt”, Note 5 “Convertible Debt – Related Party” and Note 6 “Derivative Liabilities” to our consolidated financial statements.

Interest expense. We incurred $187,420 in interest expense for the fiscal year ended March 31, 2014, and $152,633 in interest expense for the fiscal year ended March 31, 2013. The increase in interest expense is mainly due to additional borrowings, extinguished debt, and debt discount amortization.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has retained earnings of $420,023 that includes net income of $1,044,284 at March 31, 2014 and had accumulated deficits of $624,261 at March 31, 2013 that includes losses of $392,769 for the fiscal year ended March 31, 2013 and losses of $216,784 for the fiscal year ended March 31, 2012. The Company also had a working capital deficiency of $181,109 as of March 31, 2014 and $214,499 as of March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2014 and March 31, 2013, we have $25,810 and $1,143 respectively in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, sale of restricted stock through private placements, and borrowings from third and related parties.

	For the Year Ended 3/31/2014	For the Year Ended 03/31/2013
Net cash used in operating activities	$(175,463)	$(164,736)
Net cash used in investing activities	(89,125)	-
Net cash provided by financing activities	289,255	150,280
Net increase (decrease) in cash and cash equivalents	24,667	(14,456)
Cash and cash equivalents at beginning of the period	1,143	15,599
Cash and cash equivalents at end of the period	$25,810	$1,143

Operating activities

Cash used in operating activities of $175,463 for the fiscal year ending March 31, 2014 which reflected our net income of $1,044,284, adjusted for non-cash expenses, consisting primarily of $1,715,954 of gain on derivative liability, $258,418 of stock based compensation to employees, consultants and other services, $173,376 of amortization of debt discount, $7,312 of amortization of deferred financing costs and gain on settlement of $28,468. Additional major sources of cash include increases in accounts payable of $23,885, increase in accrued expenses of $8,629, and an increase in deferred revenue of $55,395. Uses of cash included a decrease in accounts receivables of $300, a decrease in prepaid expenses and other assets of $2,040.

Cash used in operating activities of $164,736 for fiscal year ended March 31, 2013 reflected our net loss of $392,769, adjusted for non-cash expenses, consisting primarily of $193,155 of gain on derivative liability, $254,340 of stock based compensation to employee, consultant and other services, $138,758 of amortization of debt discount, $2,500 of amortization of deferred financing costs, and $5,449 imputed interest on related party loan. Additional major sources of cash include decreases in related party accounts receivable of $46,800. Uses of cash included a decrease in accounts payable and accrued liabilities of $25,102.

Investing activities

The net cash provided by or used in investing activities is for the fiscal year ended March 31, 2014 is primarily due to funds invested in software development costs of $87,461 and purchases of technology hardware of $1,664. During the fiscal year ended March 31, 2013 there were $0 net cash provided by our investing activities.

Financing activities

Net cash provided by financing activities of $289,255 and $150,280 for the fiscal years ended March 31, 2014 and March 31, 2013, respectively and included funds borrowed on short term notes payable of $61,500, borrowing on convertible debt of $80,077 and proceeds from shares issued for cash of $222,774 offset by payments to related parties of $2,896, payments of short term notes of $6,000, payments of convertible debt of $61,200 and payments of $5,000 for deferred financing costs. During the fiscal year ended March 31, 2013 there were $116,000 of funds borrowed from third party, $35,000 of shares issued for cash and $2,780 of advances from related party, offset by $3,500 paid for deferred financing costs.

Loan Commitments

Borrowings from Related Parties

The Company has no current or anticipated borrowings from related parties.

Borrowings from Third Parties

Asher Enterprises, Inc.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 25% multiplied by the lowest trading price for the Common Stock during the one hundred twenty trading day period ending on the latest complete trading day prior to the conversion date. Along with the note payable, the Company issued warrants to purchase 49,231 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. This note has been converted in its entirety and has been surrendered to the Company. The warrants have been exercised in their entirety and no warrant shares remain un-exercised.

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

 On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises. The maturity date of this note is January 15, 2014. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. An amount equal to $5,800 of the principal balance of the note was converted on October 21, 2014. On January 31, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

On May 13, 2013, the Company borrowed $27,500 from Asher Enterprises. The maturity date of this note is February 17, 2014. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. On February 17, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

Mrs. Nancy Louise Jones

On June 12, 2013, the Company borrowed $12,000 from Mrs. Nancy Louise Jones. Out of the $12,000 debt proceeds $2,000 was paid to Mrs. Nancy Louise Jones for legal and administrative fees. The maturity date of this note is August 31, 2013, which was amended by the parties to April 1, 2014. This loan bears an interest rate of 12% per annum. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the extension of maturity date does not constitute a troubled debt restructuring or debt extinguishment. On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC (see Note 4). The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. An amount equal to $2,577 of the principal balance of the note was converted on March 24, 2014.

Magna Group LLC

As noted above, on March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC. The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. An amount equal to $2,577 of the principal balance of the note was converted on March 24, 2014, leaving a principal balance of $10,500.

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 31, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004.

SCHU Mortgage & Capital, Inc.

On February 18, 2014, the Company borrowed $15,000 from SCHU Mortgage & Capital, Inc. The maturity date of this note is August 18, 2014 and this loan bears an interest rate of 8% per annum from the issuance date.

Mr. John L. Shaw

On October 10, 2013, the Company borrowed $6,000 from John L. Shaw. The maturity date of this note is April 10, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. During the three months ended December 31, 2013, the Company paid off $4,500 of the balance, bringing the note balance to $1,500. On February 3, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

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

•
Revenue Recognition:

The Company follows revenue recognition in two industries, technology and film.

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

Sale of Technology Gaming

Revenue from sale of technology gaming applications is recognized when the following conditions are satisfied:

• Persuasive evidence of an arrangement exists
• Delivery has occurred or services have been rendered
• The seller’s price to the buyer is fixed or determinable
• Collectability is reasonably assured

Film Sales

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
WRIT Media Group, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheets of WRIT Media Group, Inc. and its wholly owned subsidiaries (collectively, the “Company”) as of March 31, 2014 and 2013, the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WRIT Media Group, Inc. and its wholly owned subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 14, 2014

WRIT Media Group, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$25,810	$1,143
Accounts receivables, net	824	200
Prepaid expense and other assets	3,750	1,710
Deferred financing costs	1,188	3,500
Subscription receivable	25,000	-
Total current assets	56,572	6,553

Long Term Assets
Property, plant and equipment	1,664	-
Intangible assets - software	532,521	-

Total Assets	$590,757	$6,553

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$100,465	$31,520
Accrued liability	9,614	39,433
Convertible debts	26,707	20,727
Convertible debts - related party	-	1,550
Notes payable, net of unamortized discount of $0 and $7,362, respectively	45,500	41,138
Due to related parties - short term	-	63,134
Deferred revenue	55,395	-
Derivative liabilities	-	23,550
Total current liabilities	237,681	221,052
Total Liabilities	237,681	221,052

Shareholders' Equity (Deficit)
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, 0 and 10,000 shares issued and outstanding, respectively	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 9,282,213 and 1,573,982 shares issued and outstanding, respectively	93	16
Additional paid in capital	(67,040)	409,746
Retained Earnings (Deficit)	420,023	(624,261)
Total shareholders' equity (Deficit)	353,076	(214,499)
Total Liabilities and Shareholders' Equity (Deficit)	$590,757	$6,553

The accompanying notes are an integral part of these audited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statement of Operations

	For The Years Ended March 31,
	2014	2013
Revenues
Third party	$11,000	$-
Related party	-	8,855
Total revenue	11,000	8,855
Operating Costs and Expenses
Wages and benefits	210,578	248,069
Audit and accounting	34,989	55,122
Legal fee	2,915	16,839
Other general and administrative	249,768	122,116
Total operating expenses	498,250	442,146
Property, plant and equipment
Loss from operations	(487,250)	(433,291)

Other income (expense)
Other income	3,000	-
Gain (Loss) from derivative liability	1,715,954	193,155
Interest expense	(187,420)	(152,633)
Net income (loss)	1,044,284	(392,769)

Net income (loss) per share:
Basic	$0.24	$(0.48)
Diluted	$(0.02)	$(0.48)

Weighted average common shares outstanding:
Basic	4,339,901	819,739
Diluted	42,147,144	819,739

The accompanying notes are an integral part of these audited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statement of Changes in Shareholder's Equity (Deficit)
For the Fiscal Years Ended March 31, 2014 and March 31, 2013

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional Paid-in	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance at 3/31/12	535,121	$5	10,000	$-	10,000	$-	$(466,415)	$(231,492)	$(697,902)

Shares issued for convertible notes	637,664	7					137,498		137,505
Shares issued for services	331,197	3					254,337		254,340
Shares issued for cash	70,000	1					34,999		35,000
Imputed interest on related party loan							5,449		5,449
Reclassification of derivative to additional paid in capital							443,878		443,878
Net Income (Loss)								(392,769)	(392,769)

Balance at 3/31/13	1,573,982	16	10,000	-	10,000	-	409,746	(624,261)	(214,499)

Shares issued for convertible notes	2,774,552	27					145,562		145,589
Shares issued for acquisition	500,000	5					399,995		400,000
Shares issued for services	1,631,672	17					258,401		258,418
Shares issued for cash	2,685,633	27					247,747		247,774
Reclassification of derivative to additional paid in capital							(1,528,390)		(1,528,390)
Cashless exercise of warrants	26,374	-					-		-
Cancellation of shares	(10,000)	-					(100)		(100)
Conversion of preferred stock to common stock	100,000	1			(10,000)	-	(1)		-
Net Income (Loss)								1,044,284	1,044,284
Balance at 3/31/14	9,282,213	$93	10,000	$-	-	$-	$(67,040)	$420,023	$353,076

The accompanying notes are an integral part of these audited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statement of Cash Flows

	For The Year Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net Income (loss)	$1,044,284	$(392,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on Derivative Liability	(1,715,954)	(193,155)
Shares issued for services	258,418	254,340
Amortization of debt discount	173,376	138,758
Amortization of deferred financing costs	7,312	2,500
Imputed interest on related party loan	-	5,449
Gain on settlement of accrued payroll liability	(28,468)	-
Property, plant and equipment
Account receivable	(300)	-
Account receivable, related party	-	46,800
Prepaid expenses and other assets	(2,040)	(1,557)
Accounts payable	23,885	(19,136)
Accrued liabilities	8,629	(5,966)
Deferred revenue	55,395	-
Net cash used in operating activities	(175,463)	(164,736)

Cash Flows From Investing Activities
Software development costs	(87,461)	-
Purchase of technology hardware	(1,664)	-
Net cash provided by (used in) investing activities	(89,125)	-

Cash Flows From Financing Activities
Borrowing on short term notes payable	61,500	116,000
Borrowing on convertible debt	80,077	-
Proceeds from related party advances	-	2,780
Payment of related party debt, net	(2,896)	-
Payment of short-term notes payable	(6,000)	-
Payment of convertible debt	(61,200)	-
Deferred financing costs	(5,000)	(3,500)
Proceeds from shares issuance for cash	222,774	35,000
Net cash provided by financing activities	289,255	150,280

Net increase (decrease) in cash and cash equivalents	24,667	(14,456)
Cash and cash equivalents, beginning of period	1,143	15,599
Cash and cash equivalents, end of period	$25,810	$1,143

Income taxes paid	$-	$-
Interest paid	$780	$-
Non-cash investing and financing activities:
Common Shares issued for convertible debt and accrued interest	$145,589	$137,500
Common Shares issued for acquisition of assets from Amiga Games, Inc.	$400,000	$-
Debt discount resulting from recognition of derivative liability	$164,014	$131,000
Reclassification of derivative liabilities to additional paid in capital	$(1,528,390)	$443,878
Software development cost incurred on account	$45,060	$-
Stock issued for subscription receivable	$25,000	$-
Cancellation of shares	$(100)	$-
Reclassification from nonconvertible debt to convertible debt	$-	$45,000
Reclassification from related party debt to non-related party debt	$-	$18,900
Conversion from Series B preferred stock to common stock	$1	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

WRIT MEDIA GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

WRIT Media Group, Inc. (“we”, “our”, “WRIT” or the “Company”) (formerly Writers’ Group Film Corp.) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats. The Company has three wholly owned subsidiaries: Front Row Networks, Inc., Amiga Games, Inc., and Retro Infinity, Inc.

Front Row Networks, Inc. is a content creation company which produces, acquires and distributes live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

On August 19, 2013, the Company acquired certain software through the purchase of 100% of Amiga Games Inc. in exchange for 500,000 shares. Amiga Games Inc. became WRIT’s wholly-owned subsidiary.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices.

WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro gaming” marketplace, building on the "Amiga", “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc.

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its subsidiaries, Front Row Networks, Inc., Amiga Games, Inc. and Retro Infinity Inc. All significant intercompany balances and transactions have been eliminated.

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

Long Lived Assets

In accordance with ASC 360 "Property Plant and Equipment," the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue Recognition

The Company follows revenue recognition in two industries, technology and film.

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

Sale of Technology Gaming

Revenue from sale of technology gaming applications is recognized when the following conditions are satisfied:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectability is reasonably assured

During the year ended March 31, 2014, eleven games were delivered and $11,000 was recognized as revenue. The remaining balance of cash advance of $55,395 was recorded as deferred revenue as of March 31, 2014.

Film Sales

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

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs. Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2014 and 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2014	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$-			$-

As of March 31, 2013	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative Liabilities	$23,550			$23,550

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has retained earnings of $420,023 that includes a net income of $1,044,284 which included a non-cash gain on derivative liability of $1,715,954 at March 31, 2014 and a working capital deficiency of $181,109. At March 31, 2013 the Company had an accumulated deficit of $624,261 that includes a net loss of $392,769 for the year ended March 31, 2013. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	March 31, 2014	March 31, 2013
Note payable, net of debt discount of $0 and $7,362 respectively	$45,500	$101,700

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and former major shareholder, who resigned as an Officer and Director of WRIT in November, 2012. The maturity date of this loan is September 1, 2012 and was extended to September 8, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the extension of maturity constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. As this loan bears no interest, in accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $5,449 on this debt for the year ended March 31. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital. On May 2, 2013, Nancy Louise Jones assigned her $60,562 note to Magna Group LLC (see Note 4). The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4.

On June 12, 2013, the Company borrowed $12,000 from Mrs. Nancy Louise Jones. Out of the $12,000 debt proceeds $2,000 was paid to Mrs. Nancy Louise Jones for legal and administrative fees. The maturity date of this note is August 31, 2013, which was amended by the parties to April 1, 2014. This loan bears an interest rate of 12% per annum. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the extension of maturity date does not constitute a troubled debt restructuring or debt extinguishment. On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077 (see Note 4). The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4.

Asher Enterprises Notes Payable

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 25% multiplied by the lowest trading price for the Common Stock during the 120 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2013, the note is not convertible yet. On May 1, 2013, the $16,000 note became convertible. See more discussion in Note 4.

Along with the note payable, the Company issued warrants to purchase 49,231 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0. 0325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. As of March 31, 2013, the warrants were treated as a derivative liability.

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock. The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the warrants resulted in a full debt discount of $16,000. The unamortized discount is $7,362 as of March 31, 2013. See discussion related to the derivative liabilities in Note 6 and warrants in Note 8.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the lowest two trading price for the Common Stock during the 20 trading day period ending on the latest complete trading day prior to the conversion date. As of March 31, 2013, the note is not convertible yet. On July 29, 2013, the $32,500 note became convertible. See more discussion in Note 4.

SCHU Mortgage & Capital, Inc.

On February 18, 2014, the Company borrowed $15,000 from SCHU Mortgage & Capital, Inc. The maturity date of this note is August 18, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of March 31, 2014.

Mr. John L. Shaw

On October 10, 2013, the Company borrowed $6,000 from John L. Shaw. The maturity date of this note is April 10, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. During the three months ended December 31, 2013, the Company paid off $4,500 of the balance, bringing the note balance to $1,500. On February 3, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2014.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of March 31, 2014.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note is December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of March 31, 2014.

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $15,120, on March 31, 2012	$4,612
Add: reclassification from nonconvertible debt to convertible debt, net of debt discount of $45,000	-
Add: issuance of convertible debts, net of debt discount of $70,000	-
Add: reclassification from related-party convertible debt	18,900
Less: principal converted into common stock	(132,905)
Add: amortization of debt discount	130,120
Add: convertible debt due to related party, net of debt discount of $0, on March 31, 2013	1,550
Convertible debt outstanding, net of debt discount of $0, on March 31, 2013	$22,277
Add: issuance of convertible debts, net of discount of $67,000	13,077
Assignment from Nancy Louise Jones, net of discount of $60,562	12,000
Reclassification from accrued interest to convertible debt, net of discount of $3,952	675
Reclassification from nonconvertible debt to convertible debt, net of debt discount of $39,862	8,638
Less: principal converted into common stock	(140,136)
Principal repayment	(61,200)
Add: amortization of debt discount	171,376
Convertible debts outstanding, net of debt discount of $0 on March 31, 2014	$26,707

During the year ended March 31, 2014, $145,589 of convertible debts and accrued interests was converted into 2,774,552 shares of common stock.

During the year ended March 31, 2013, $137,505 of convertible debts and accrued interests was converted into 637,644 shares of common stock.

FOR THE YEAR ENDED MARCH 31, 2014

Asher Enterprises, Inc.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises. The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 25% multiplied by the lowest trading price for the Common Stock during the one hundred twenty trading day period ending on the latest complete trading day prior to the conversion date. Along with the note payable, the Company issued warrants to purchase 49,231 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $0.0325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. On May 1, 2013, the $16,000 note became convertible. This note has been converted in its entirety along with accrued interest of $640 into 135,938 common shares, and has been surrendered to the Company. Debt discount of $7,362 was fully amortized as of March 31, 2014. The warrants have been exercised in their entirety and no warrant shares remain un-exercised.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. On July 29, 2013, the $32,500 note became convertible. This note has been converted in its entirety along with accrued interest of $1,300 into 338,000 common shares and has been surrendered to the Company. Debt discount of $32,500 was fully amortized as of March 31, 2014.

 On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises. The maturity date of this note is January 15, 2014. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. On October 7, 2013, the $28,000 note became convertible. An amount equal to $5,800 of the principal balance of the note was converted into 116,000 common shares on October 21, 2014. On February 3, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company. Debt discount of $28,000 was fully amortized as of March 31, 2014.

On May 13, 2013, the Company borrowed $27,500 from Asher Enterprises. The maturity date of this note is February 17, 2014. This loan bears an interest rate of 8% per annum from the issuance date before default. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. On November 9, 2013, the $27,500 note became convertible. On February 18, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company. Debt discount of $27,500 was fully amortized as of March 31, 2014.

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

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock. The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. See discussion related to the derivative liabilities in Note 6, and warrants in Note 8.

Magna Group LLC

On May 2, 2013 Magna Group LLC purchased the note payable of $60,562 from Mrs. Nancy Louise Jones and entered into an amended debt agreement with the Company. See Note 3. The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. On May 10, 2013, May 31, 2013, June 20, 2013, July 2, 2013, July 30, 2013, and August 19, 2013, principal amounts of $10,000, $10,000, $10,000, $13,200, $8,000, and $9,362, along with accrued interest of $579, were converted into a total of 303,884 common shares. The debt balance was brought to zero. Debt discount of $60,562 was fully amortized as of March 31, 2014.

On May 9, 2013, Magna issued another convertible note of $11,500 to the Company. The note bears interest of 12% per annum, is due on January 9, 2014 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. On January 9, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company. Debt discount of $11,500 was fully amortized as of March 31, 2014.

On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077. The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. An amount equal to $2,577 of the principal balance of the note was converted into 48,858 common shares on March 21, 2014, leaving a principal balance of $10,500.

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 17, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004.

As the Asher debt became convertible on May 1, 2013, July 29, 2013, October 7, 2013, and November 9, 2013, the conversion option of Magna $60,562 note and Magna $11,500 note became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $0.01 per share, and the total balance outstanding as of March 31, 2013 was 22,277, including related party convertible note of $1,550.

On September 12, 2013, one of the debt holders assigned $9,170 note to Fierce Entertainment LLC. The maturity date of this amended note is September 12, 2014. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at $0.1 per share. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the amended term dose not constituted a debt extinguishment or troubled debt restructuring. On October 11, 2013 Fierce Entertainment LLC converted debt principal of $9,170 into 91,705 common shares, bringing the note balance to $0.

On November 5, 2013, one of the debt holders assigned $402 along with accrued interest of $3,550 to another debt holder. The term stays the same as the original note, with maturity date on September 2010, interest rate of 8%, and conversion price of $0.01 per share. The note is in default. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the amended term dose not constituted a debt extinguishment or troubled debt restructuring. On January 22, 2014, debt principal of $1,482 along with accrued interest of $84.25 was converted into 156,625 common shares. In February 2014, the Company entered into an amended debt agreement with the debt holder and the conversion rate was modified to $0.1, and there were no other changes to the original terms of the promissory note. Debt discount of $3,952 was fully amortized as of March 31, 2014.

Beside the conversions described above, during the year ended March 31, 2014, debt principal of $12,045, including the related party convertible note of $1,550, and interest of $2,850 have been converted into 1,583,542 common shares. As of March 31, 2014, the convertible notes have a total outstanding balance of $3,130.

As the Asher debt became convertible on May 1, 2013, July 29, 2013, October 7, 2013, and November 9, 2013 the conversion option all other convertible notes became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability.

FOR THE YEAR ENDED MARCH 31, 2013

Asher Enterprises, Inc.

On February 9, 2012, the Company borrowed $45,000 from Asher Enterprises. The maturity date of this note is November 10, 2012. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. On August 7, 2012, after 180 days following the date of the issuance, the note became convertible and was reclassified from nonconvertible debts. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted the whole note along with accrued interest of $1,800 into 100,522 common shares.

On March 29, 2012, Asher Enterprises, Inc. purchased a convertible note for $15,120 with an annual interest rate of 10%, from Armada International, which is a related party. The new Asher convertible note is due on demand, with interest at 10%, and changes the conversion price from $0.01 to 58% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted the whole note into 7,958 common shares.

On April 23, 2012, the Company borrowed $32,500 from Asher Enterprises. The maturity date of this note is January 25, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The note became convertible on October 20, 2012, after 180 days following the date of the note. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 49% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted principal of $32,500 and accrued interest of $1,300 into 107,447 common shares, bringing the note balance to $0.

On June 21, 2012, the Company borrowed $37,500 from Asher Enterprises. The maturity date of this note is March 25, 2013. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The note became convertible on December 18, 2012, after 180 days following the date of the note. Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 53% multiplied by the average of the lowest two trading prices for the Common Stock during the forty trading day period ending on the latest complete trading day prior to the conversion date. During the year ended March 31, 2013, Asher Enterprise converted principal of $37,500 and interest of $1,500 into 143,287 common shares, bringing the note balance to $0.

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

During the year ended March 31, 2013, debt principal of $2,785 has been converted into 278,450 common shares.

As a result of the issuance of convertible debt to Asher Enterprise on March 29, 2012 and the reclassification of Asher Enterprise nonconvertible note to convertible note during the year ended March 31, 2013, the conversion option of all other third party convertible notes became tainted. Under ASC 815-15 “Derivatives and Hedging”, all other tainted share settle able instruments must be reclassified from liability to equity. As a result of the full conversion of Asher convertible debts on March 26, 2013, the derivative treatment on these other third convertible notes ended and the derivative liabilities must be reclassified back to equity. See discussion in Note 6.

NOTE 5 – CONVERTIBLE DEBTS – RELATED PARTY

As of March 31, 2012, the Company has related party convertible debt of $20,450. During the year ended March 31, 2013, $18,900 related party convertible debt was reclassified to third party convertible note.

As of March 31, 2013, the Company has related party convertible debt of $1,550. The note was converted in its entirety during the year ended March 31, 2014. See Note 4. The Company has no current or anticipated related party convertible note borrowings.

NOTE 6 – DERIVATIVE LIABILITIES

FOR THE YEAR ENDED MARCH 31, 2014

Asher Enterprise, Inc. Convertible Notes

As discussed in Note 4, the Company determined that the instruments embedded in the Asher convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined by using Black-Scholes option-pricing model, assuming maximum value.

As discussed in Note 4, Asher note of $16,000 and $32,500 became convertible on May 1, 2013 and July 29, 2013, respectively. The conversion feature for Asher note of $16,000 and $32,500 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $16,000 was determined to be $147,692 on May 1, 2013 and was recognized as additional paid in capital. The fair value of the conversion feature for Asher note of $32,500 was determined to be $74,286 on July 29, 2013 of which $32,500 was recorded as debt discount and 41,786 was recorded as derivative loss. As a result of full conversion on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion dates was $239,307 and this value was reclassified out of liabilities to equity.

As discussed in Note 4, Asher note of $28,000 became convertible on October 7, 2013. The conversion feature for Asher note of $28,000 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $28,000 was determined to be $84,000 on October 7, 2013, of which $28,000 was recorded as debt discount and $56,000 was recorded as derivative loss. On October 21, 2013, $5,800 out of the $28,000 was converted, and as a result, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the conversion with the change in fair value recorded in earnings. Prorated fair value of the conversion feature on conversion dates was $11,600 and this value was reclassified out of liabilities to equity. On February 3, 2014, the remaining principal balance of $22,200 plus interest was paid in its entirety. Total fair value of the conversion feature on debt repayment date was $44,400 and this value was recorded in earnings.

As discussed in Note 4, Asher note of $27,500 became convertible on November 9, 2013. The conversion feature for Asher note of $27,500 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $27,500 was determined to be $110,000, on November 9, 2013, of which $27,500 was recorded as debt discount and $82,500 was recorded as derivative loss. On February 18, 2014, the principal balance of the note plus interest was paid in its entirety. Total fair value of the conversion feature on debt repayment date was $82,500 and this value was recorded in earnings.

Magna Group LLC Convertible Notes

As discussed in Note 4, the conversion feature of Magna $60,562 note and Magna $11,500 note were tainted by Asher note on May 2, 2013, May 9, 2013, July 29, 2013, and October 7, 2013, and should be classified as derivative liabilities and recorded at fair value. On May 2, 2013, and May 9, 2013, the fair value of the conversion feature of the two Magna notes was determined to be $164,056, out of which $72,062 was recorded as debt discount and $91,994 was recorded as derivative loss. On July 29, 2013 the fair value of the conversion feature of the two Magna notes was determined to be $50,575 and was recognized as additional paid in capital. As a result of conversion of $10,000, $8,000 and $9,362 debt principal on May 10, 2013, July 30, 2013 and August 19, 2013, respectively and the termination of derivative treatment on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $233,395 and this value was reclassified out of liabilities to equity. On October 7, 2013, the Magna $60,562 note has been fully converted, and the fair value of the Magna $11,500 note conversion feature was determined to be $86,250 and was recognized as additional paid in capital. On January 9, 2014, the principal balance of the note plus interest was paid in its entirety. Total fair value of the conversion feature on debt repayment date was $20,909 and this value was recorded in earnings.

Other Third Party and Related Party Convertible Notes

As discussed in Note 4, the conversion feature of other third party convertible notes was tainted by Asher note on May 1, 2013, July 29, 2013 and October 7, 2013. In addition, the conversion feature of related party convertible debt of $1,550 was also tainted for the same reason. The conversion features should be classified as derivative liabilities and recorded at fair value. On May 1, 2013 July 29, 2013 and October 7, 2013, the fair value of the conversion feature of these debts was determined to be $2,505,840, $805,280 and $467,400, respectively and was recorded as additional paid in capital. As discussed in Note 4, on November 5, 2013, one of the debt holders assigned $402 along with accrued interest of $3,550 to another debt holder. The fair value of the conversion feature of the new note was determined to be $39,520, on November 5, 2013, out of which $3,952 was recorded as debt discount, and $35,568 was recorded as derivative loss.

As a result of conversion of $18,902 debt principal during the period that the convertible notes got tainted and the termination of derivative treatment on May 29, 2013, September 9, 2013, and February 18, 2014, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion and termination dates was $2,025,730 and this value was reclassified out of liabilities to equity.
.
Warrants

As discussed in Note 4, 49,231 warrants issued with the Asher debt should be classified as derivative liability and recorded at fair value at the termination date. Asher settled all the warrants on June 5, 2013. The fair value of the warrants on June 5, 2013 was determined to be $24,615 using Black-Scholes Option Pricing Model, assuming maximum value, and was reclassified out of liabilities to equity.

FOR THE YEAR ENDED MARCH 31, 2013

Asher Enterprise, Inc. Convertible Notes

As discussed in Note 4, the Company determined that the instruments embedded in the convertible note should be classified as liabilities and recorded at fair value due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The fair value of the instruments was determined using multinomial lattice model based on the following assumptions:

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

As discussed in Note 4, $45,000 Asher note issued on February 9, 2012 became convertible on August 7, 2012. The fair value of the conversion feature was determined to be $65,835. Out of $65,835, $45,000 was recognized as debt discount and $20,835 was recognized as loss on derivative. As a result of the note conversions in August, September October and November, 2012, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of conversions with the change in fair value recorded to earnings. The fair value of the instruments related to $45,000 Asher note converted was $62,087 and was reclassified out of liabilities to equity.

As discussed in Note 4, $32,500 Asher note issued on April 23, 2012 became convertible on October 20, 2012. The fair value of the conversion feature on October 20, 2012 was determined to be $58,137. Out of $58,137, $32,500 was recognized as debt discount and $25,637 was recognized as loss on derivative. As a result of note conversions in October, November, December, 2012 and January 2013, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $32,500 Asher note converted was $60,238 and was reclassified out of liabilities to equity.

As discussed in Note 4, $37,500 Asher notes became convertible on December 18, 2012. The fair value of the conversion feature was determined to be $66,326. Out of $66,326, $37,500 was recognized as debt discount and $28,826 was recognized as loss on derivative. As a result of note conversions in January, February and March, 2013, under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $37,500 Asher note converted was $68,693 and was reclassified out of liabilities to equity.

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

As discussed in Note 4, on August 7, 2012, $45,000 Asher note issued on February 9, 2012 became convertible. Under ASC 815-15 “Derivatives and Hedging”, all other share-settle able instruments must be reclassified from equity to liability. The fair value of the conversion feature on August 7, 2012 was determined to be $377,248 and this was recorded as a deduction in Additional Paid-in Capital.

As discussed in Note 4, $2,785 other convertible notes were converted to common stock during the year ended March 31, 2013. Under ASC 815-15 “Derivatives and Hedging”, the instruments are measured at fair value at the date of termination with the change in fair value recorded to earnings. The fair value of the instruments related to $2,785 notes converted was $52,562 and was reclassified out of liabilities to equity.

As discussed in Note 4, all the convertible Asher notes were fully converted to common stock on March 26, 2013, the conversion feature of these other convertible debts was no longer tainted. Under ASC 815-15 “Derivatives and Hedging”, the conversion feature of these other convertible debts must be measured at fair value of termination with the change in fair value recorded to earnings. The fair value of the conversion feature on these other convertible debts on March 26, 2013 was $305,980 and was reclassified out of liabilities to equity.

Warrants

As discussed in Note 4, 49,231 warrants to purchase common stock were issued to Asher Enterprise on November 2, 2012. The fair value of the warrants was determined using multinomial lattice model based on the following assumptions:

- The projected volatility curve for each valuation period was based on the historical volatility of 20 comparable companies.
- 5-year Volatility 342%-380%
- The holder would exercise the warrant as they become exercisable at target prices of 2 times the stock price or higher
- The holder would exercise the warrant at maturity if the stock price was above the project reset prices.
- The reset of the exercise price is highly probable and resets are projected to decrease the $0.0325 exercise at issuance to $0.0123 at maturity

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2012	$529,583
Record derivative liability as debt discount	131,000
Change in fair value of derivative liability	(193,155)
Reclassification of derivative liability to additional paid in capital	(443,878)
Balance at March 31, 2013	$23,550
Record derivative liability as debt discount	164,014
Change in fair value of derivative liability	(1,715,954)
Reclassification of additional paid in capital to derivative liability	1,528,390
Balance at March 31, 2014	$-

NOTE 7 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board. The Company has 10,000 Series A preferred shares outstanding at March 31, 2014 and 2013.

On March 3, 2013 a Stock Purchase Agreement was consummated between John Diaz; the largest and controlling shareholder of WRIT Media Group, Inc., and its former President and Chairman, and EAM Delaware LLC, a Delaware limited liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc.

The transaction was for the sale of 10,000 shares of Preferred Class, Series A Stock in WRIT currently held by EAM Delaware LLC, which represents a controlling block of stock in consideration for $10,000.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. On July 7, 2011, the Company modified the February 3, 2011 Share Exchange Agreement and assumed $100,000 in new debt which is shown as a reduction of Paid-In Capital. The note was converted into 10,000 Series B shares during fiscal 2012. The Company has 10,000 Series B shares outstanding at March 31, 2013. On May 1, 2013, 10,000 shares of preferred stock series B were converted into 100,000 common shares. The Company has no Series B shares outstanding at March 31, 2014.

Each share of Series C preferred stock is convertible at any time into 500 common shares. Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2014 and 2013.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 8 – EQUITY

On January 22, 2014, shareholders approved of a 1 for 1,000 reverse split of the Company’s issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of March 31, 2014, and 2013.

For the Year Ended March 31, 2014:

Shares issued for convertible notes:

During the year ended March 31, 2014, convertible debts of $140,136 along with accrued interest of $5,453 were converted into 2,774,552 common shares. See Note 4.

Shares issued for services:

During the year ended March 31, 2014, the Company issued 1,631,672 shares to employees and third party consultants as compensation at their fair value of $258,418.

Shares issued for cash

During the year ended March 31, 2014, the Company issued 2,685,633 shares for cash totaling $247,774 out of which $25,000 was received subsequently in April, 2014.

Cancellation of Common shares

On October 22, 2013 the Company cancelled 10,000 common shares. The common shares were cancelled due to partial cancellation of a stock purchase agreement between convertible note holder and other party.

Warrants Issued

As discussed in Note 4, along with the Asher note payable, the Company issued warrants to purchase 49,231 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

On June 5, 2013, Asher Enterprises exercised 26,374 warrants for common stock. Instead of paying cash to the Company, Asher Enterprises forfeited the remaining 22,857 warrants as consideration given to exercise the warrants.

Under a subscription agreement dated March 18, 2014, the Company issued 625,000 restricted common shares to Irwin Zalcberg for cash totaling $50,000. Along with the subscription agreement, the Company issued warrants to purchase 625,000 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $0.12. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. The warrants remain un-exercised.

The following table summarizes the Company’s warrant activity for the year ended March 31, 2014:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding at March 31, 2013	49,231	$-	4.59	$52,554
Issuance	625,000	0.12	2.00	-
Exercises	(26,374)	-	-	-
Forfeitures	(22,857)	-	-	-
Outstanding at March 31, 2014	625,000	$0.12	1.97	$-

For the Year Ended March 31, 2013:

Shares issued for convertible notes:

During the year ended March 31, 2013, convertible debts of $132,905 along with accrued interest of $4,600 were converted into 637,664 common shares. See Note 4.

Shares issued for services:

During the year ended March 31, 2013, the Company issued 331,197 shares to employees and third party consultants as compensation. The fair value of the shares was determined to be $254,340.

Shares issued for cash

During the year ended March 31, 2013, the Company issued 70,000 shares for cash totaling $35,000.

Warrants Issued

As discussed in Note 4, along with the note payable, the Company issued warrants to purchase 49,231 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $0.0325. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. These are the only outstanding and exercisable warrants the Company has as of March 31, 2013. The weighted average exercise price is $0.0325, and the weighted average remaining term is 4.59 years. As of March 31, 2013, the warrants had an intrinsic value of $52,554.

NOTE 9 – ASSETS ACQUISITION AND INTANGIBLE ASSETS

On August 19, 2013, the Company issued 500,000 common shares to acquire software from Amiga Games, Inc. Amiga Games, Inc. licenses classic video game libraries and intends to resurrect classic game titles by giving them new life on today's gaming platforms such as smart phones, PCs, modern game consoles, and tablets. The 500,000 shares were valued using the $0.80 per share closing price on the acquisition date for total purchase price consideration of $400,000.

In addition, during the year ended March 31, 2014, the Company incurred another $132,521 on software development cost to upgrade the acquired software.

The following table summarizes the composition of intangible assets as of March 31, 2014.

Total purchase price of intangible assets	$400,000
Software development capitalized costs	132,521
Total Intangible Assets	$532,521

NOTE 10 – CONCENTRATION

For the fiscal year ended March 31, 2013, 100% of the Company’s revenue is generated from license fees from two customers, Anvil International and 3D Conversion Rights.

For the fiscal year ended March 31, 2014, 100% of the Company’s revenue is generated from gaming applications development with one customer, Microsoft Corporation.

NOTE 11 – RELATED PARTY BALANCES AND TRANSACTIONS

As of March 31, 2014 and 2013, the accrued compensation owed to Eric Mitchell, the Company CEO and CFO, is $8,473, and $12,317, respectively.

NOTE 12 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net income of $1,044,284 as of March 31, 2014 and a net loss of $392,769 as of March 31, 2013. The following table shows the net deferred tax benefit:

	March 31, 2014	March 31, 2013
Deferred Tax Benefit	$147,000	$69,000
Allowance	(147,000)	(69,000)
Net Deferred Tax Benefit	$-	$-

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

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2014, the Company borrowed $5,000 from John L. Shaw. The maturity date of this note was May 1, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. On April 23, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

On April 21, 2014, the Company issued 3,333,333 common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 4,166,667 shares. The warrants expire 2 years after issuance and have an exercise price of $0.25. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. The warrants remain un-exercised.

On April, 4 2014 and April 21, 2014, Magna Group LLC converted $10,500 plus interest of the convertible note dated March 17, 2014 into 242,891 common shares. This note has been converted in its entirety and has been surrendered to the Company.

On June 3, 2014, the Company borrowed $53,000 from Asher Enterprises. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the average of the lowest three trading prices for the Common Stock during the ten trading day period ending on the latest complete trading day prior to the conversion date.

On June 6, 2014 the Company entered into a debt modification agreement with SFH Capital LLC. The principal amount of the amended note was $15,044.82, and it was converted into 300,896 common shares.

On June 6, 2014 the Company entered into a debt modification agreement with SFH Capital LLC. The principal amount of the amended note was $4,192.88, and it was converted into 83,858 common shares.

On June 6, 2014 the Company entered into a debt modification agreement with SFH Capital LLC. The principal amount of the amended note was $12,984.93, and it was converted into 200,000 common shares.

During April, May and June 2014, principal and interest of $1,285.30 from the convertible note originated from September 2009 was converted into 1,285,300 common shares. This note has been converted in its entirety and has been surrendered to the Company.

During April, May and June 2014, the Company issued 196,037 shares sold by Dutchess Opportunity Fund, under the Company’s equity financing line, for net cash totaling $26,782.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2014. The Company has taken the steps described below to remediate such material weaknesses.

(B) Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2014.

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

The Company is not an "accelerated filer" for the fiscal year ended March 31, 2014 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

Eric Mitchell	47	Director, CEO and President, Treasurer and CFO

Rebecca Bieker	57	Secretary

Eric Mitchell, Director, Chief Executive Officer, President, Treasurer & Chief Financial Officer.

Eric Mitchell has over 20 years of financial, business development, and strategic planning experience in the motion picture industry. Mr. Mitchell started his career in 1990 as an executive with Sony Pictures Entertainment’s Tri-Star Pictures division. At Sony, Mr. Mitchell was responsible for overseeing strategic planning, financial planning, and business development within the motion picture group. His acquisition, business affairs, and financial talents helped Sony gain domestic and certain foreign film rights to blockbuster hits CLIFFHANGER, SNIPER, THREESOME, and WEEKEND AT BERNIES 2. Eric negotiated and secured theatrical & video rights to SWAN PRINCESS for Columbia TriStar Home Video, and this title became the highest grossing family title for CTHV and spawned three sequels. Mr. Mitchell also assisted Tri-Star’s Vice Chairman in acquiring multi-picture distribution rights with Carolco Pictures, which generated $250 million in profit, the most ever in Tri-Star history, generating such hits as LA STORY, UNIVERSAL SOLDIER, THE DOORS, TOTAL RECALL, BASIC INSTINCT, and TERMINATOR 2.

As an advisor to the Chairman, Mr. Mitchell helped newly-formed Crusader Entertainment raise over $300 million for overhead and motion picture financing from investor Philip Anschutz and Anschutz Entertainment Group (“AEG”). Crusader was owned by producers Howard and Karen Baldwin and AEG, and over a four year period produced eight motion pictures, including such memorable films as Oscar and Golden Globe award-winning RAY and action blockbuster SAHARA.

Ascendant Pictures and its partner, Germany-based VIP Mediafonds, employed Mitchell as an advisor where he participated in and structured the investment of over US$500 million in development and production capital into 21 feature films. Theatrical motion pictures financed and produced by Ascendant and the production fund included LORD OR WAR, LUCKY NUMBER SLEVIN, ASK THE DUST, EDISON, and THE JACKET.

In 2006 Mr. Mitchell was named the COO of Baldwin Entertainment Group Ltd., a motion picture production and sports management company founded by Howard Baldwin. Baldwin is a motion picture producer and founded the Hartford Whalers ice hockey franchise and also owned part of the Pittsburgh Penguins NHL franchise, which won the Stanley Cup in 1992. Mr. Mitchell was responsible for all aspects of operations and business development, including the development and sourcing of motion picture productions and sports-related projects, including the purchase of AHL hockey teams.

In 2009, Mr. Mitchell advised newly-formed Bl!nk Media Ireland Limited, an interactive video gaming Company formed by former executives of Electronic Arts and Marvel Entertainment. Eric provided advice regarding the potential structuring of a complex multi-party financing, including state job credits and production incentives.

Eric has produced several motion pictures including IN THIS CORNER, 100 KILOS, THE ANNIHILATION OF FISH, and DEATH SENTENCE starring Kevin Bacon, and has served as Executive Producer for Royal Street Entertainment LLC on its Lifetime and Hallmark TV movies CITIZEN JANE and SECRETS IN THE WALLS. Mr. Mitchell has also taught a film finance class for Paul Heller’s “Producing the Independent Film” at the UCLA Extension Center. Eric is a graduate of Carnegie Mellon University and received his Masters in Management from the Massachusetts Institute of Technology’s Sloan School of Management.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Eric Mitchell	FY2014	$80,503	$-	$133,341	$-	$-	$-	$-	$213,844
President	FY2013	62,880	-	58,560	-	-	-	-	121,440
	FY2012	56,558	-	-	-	-	-	-	56,558

Rebecca Bieker	FY2014		-	6,000	-	-	-	-	6,000
Secretary	FY2013	1,000	-	15,000	-	-	-	-	16,000
	FY2012	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eric Mitchell	-	-	-	-	-

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Irwin Zalcberg	2,500,000 shares	26.9%

Common Stock	Eric Mitchell	1,389,223 shares	14.9%

Common Stock	Rebecca Bieker	75,000 shares	1%

Preferred Stock, Series A	Eric Mitchell	10,000 shares	100%

(c) Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions during the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2014	March 31, 2013

Audit Fees	$54,400	$21,500
Audit Related Fees	$0	$0
Tax Fees	$0
All Other Fees	$0

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

*3.1	Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-147959)}

*3.2	Bylaws {Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-147959)}

*4.1	Certificate of Designation of Series A Cumulative Convertible Preferred Stock {Exhibit 4.1 to our Form 10-K (File No. 000-54849)}

*4.2	Certificate of Designation of Series B Cumulative Convertible Preferred Stock {Exhibit 4.2 to our Form 10-K (File No. 000-54849)}

*4.3	Certificate of Designation of Series C Cumulative Convertible Preferred Stock {Exhibit 4.3 to our Form 10-K (File No. 000-54849)}

*4.4	Common Stock Certificate Form

*4.5	Restated Share Exchange Agreement of February 25, 2011{Exhibit 2.1 to our Form 8-K/A (File No. 333-147959)}

10.1	Subscription Agreements from Irwin Zalcberg

*10.2	Loan Agreement with Nancy Louise Jones {Exhibit 10.2 to our Form 10-K (File No. 000-54849)}

*14.1	Code of Ethics {Exhibit 14 to our Form 10-K FYE March 31, 2008 (File No. 333-147959)}

*21.1	Subsidiaries of our Company {Exhibit 21.1 to our Registration Statement on Form SB-2/A (File No. 333-147959)}

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

WRIT Media Group, Inc.

Date: July 14, 2014	By:	/s/ Eric Mitchell
Eric Mitchell
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2014	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director