Form 10-Q
period 2014-06-30
Writ Media Group, Inc.
filed 2014-08-15
CIK 1413547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

WRIT MEDIA GROUP, INC.

a Delaware corporation
8200 Wilshire Boulevard,
Suite 200
Beverly Hills, CA 90211
310.461.3737

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The number of shares outstanding of our Common Stock is 14,924,528 as of August 15, 2014.

The number of shares outstanding of our Preferred Stock is 10,000 as of August 15, 2014.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT MEDIA GROUP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2014	2014
Assets
Current Assets
Cash and cash equivalents	$4,894	$25,810
Accounts receivables, net	500	824
Prepaid expense and other assets	3,750	3,750
Deferred financing costs	3,003	1,188
Due from related parties	2,124	-
Subscription receivable	-	25,000
Total current assets	14,271	56,572

Long Term Assets
Property, plant and equipment	1,664	1,664
Intangible assets - software	652,526	532,521
Total Assets	$668,461	$590,757

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$31,818	$100,465
Accrued liability	9,614	9,614
Convertible debts, net of unamortized discount of $9,845 and $0, respectively	6,877	26,707
Notes payable	68,000	45,500
Deferred Revenue	55,395	55,395
Total current liabilities	171,704	237,681
Total Liabilities	171,704	237,681

Shareholders' Equity
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 14,924,528 and 9,282,213 shares issued and outstanding, respectively	149	93
Additional paid in capital	234,596	(67,040)
Retained Earnings	262,012	420,023
Total shareholders' equity	496,757	353,076
Total Liabilities and Shareholders' Equity	$668,461	$590,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.
Consolidated Statement of Operations
(Unaudited)

	For The Three Months Ended June 30,
	2014	2013
Operating Costs and Expenses
Wages and benefits	68,547	45,578
Audit and accounting	4,738	14,891
Legal fee	16,903	7,933
Other general and administrative	43,242	21,853
Total operating expenses	133,430	90,255
Loss from operations	(133,430)	(90,255)

Other income (expense)
Gain (Loss) from derivative liability	-	(1,199,371)
Interest expense	(24,581)	(53,046)
Net loss	(158,011)	(1,342,672)

Net loss per share:
Basic	$(0.01)	$(0.72)
Diluted	$(0.01)	$(0.72)

Weighted average common shares outstanding:
Basic	13,412,380	1,876,001
Diluted	13,412,380	1,876,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For The Three Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(158,011)	$(1,342,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on Derivative Liability	-	1,199,371
Amortization of debt discount	22,754	49,163
Changes in operating assets and liabilities:
Account receivable and related party receivable	(1,800)	-
Prepaid expenses and other assets	(1,815)	(2,040)
Accounts payable	(35,197)	4,651
Accrued liabilities	1,827	18,961
Net cash used in operating activities	(172,242)	(72,566)

Cash Flows From Investing Activities
Cash paid for intangible assets	(120,005)	-
Cash paid for software development costs incurred on account in prior year	(33,450)	-
Net cash used in investing activities	(153,455)	-

Cash Flows From Financing Activities
Cash received from subscription receivable	25,000	-
Borrowing on short term notes payable	58,000	77,000
Principal payments on debt	(5,000)	-
Proceeds from related party advances	-	1,513
Deferred financing costs	-	(5,000)
Proceeds from shares issuance for cash	226,781	-
Net cash provided by financing activities	304,781	73,513

Net increase (decrease) in cash and cash equivalents	(20,916)	947
Cash and cash equivalents, beginning of period	25,810	1,143
Cash and cash equivalents, end of period	$4,894	$2,090
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$42,312	$48,475
Reclassification of accrued interest to convertible debt	1,827	-
Debt discount resulting from recognition of derivative liability	$-	$72,062
Reclassification of derivative liabilities to additional paid in capital	$-	$1,294,981
Reclassification of debt to additional paid in capital due to beneficial conversion feature	$32,599	$-
Conversion from Series B preferred stock to common stock	$-	$1,000
Cashless warrant exercise	$-	$264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014

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

WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro-gaming” marketplace, building on the "Amiga", “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc.

The accompanying unaudited interim financial statements of WRIT Media Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2014 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has retained earnings of $262,012, which includes a loss of $158,011 at June 30, 2014 and a working capital deficiency of $157,433. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2014	March 31, 2014

Notes payable, net of debt discount of $0 and $0 respectively	$68,000	$45,500

Mr. John L. Shaw

On April 1, 2014, the Company borrowed $5,000 from John L. Shaw. The maturity date of this note is May 1, 2014, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. On April 23, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2014, the note is not convertible yet and is still outstanding.

SCHU Mortgage & Capital, Inc.

On February 18, 2014, the Company borrowed $15,000 from SCHU Mortgage & Capital, Inc. The maturity date of this note is August 18, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of June 30, 2014.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,044.82 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,192.88 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note is December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $12,985, on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

See accounting treatment for the SFH Capital LLC note in note 4.

NOTE 4 – CONVERTIBLE DEBT

Convertible debts outstanding, net of debt discount of $0 on March 31, 2014	$26,707
Add: reclassification from non-convertible debts to convertible debts	30,500
Add: reclassification from accrued interest to convertible debts	1,827
Less: debt discount originated from beneficial conversion feature	(32,599)
Less: principal converted into common stock	(42,312)
Add: amortization of debt discount	22,754
Convertible debt outstanding, net of debt discount of $9,845 on June 30, 2014	$6,877

During the three months ended June 30, 2014, $42,312 of convertible debts was converted into 2,112,945 shares of common stock.

Magna Group LLC

On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077. The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. An amount equal to $2,577 of the principal balance of the note was converted into 48,858 common shares on March 21, 2014.On April, 4 2014 and April 21, 2014, Magna Group LLC converted $10,500 of the convertible note dated March 17, 2014 into 242,891 common shares. This note has been converted in its entirety and has been surrendered to the Company.

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 17, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. The note is still outstanding as of June 30, 2014.

The Company evaluated the embedded conversion feature within the two Magna convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a debt discount of $13,077 was recorded on each Magna note. During the three months ended June 30, 2014, debt discount of $13,077 was fully amortized on the first Magna note since it is fully converted. During the three months ended June 30, 2014, debt discount of $3,762 was amortized on the second Magna note, and the unamortized debt discount is $9,315 as of June 30, 2014.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,045, and on June 6, 2014, it was converted into 300,896 common shares. The note was paid off in full and the note has been surrendered to the Company at June 30, 2014.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,193, and on June 9, 2014, it was converted into 83,858 common shares. The note was paid off in full and the note has been surrendered to the Company at June 30, 2014.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note is December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $12,985, and on June 10, 2014, SFH Capital LLC converted $10,000 of the convertible note into 200,000 common shares. As of June 30, 2014, the convertible note has an outstanding principal balance of $2,985.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

The Company evaluated the embedded conversion feature within the three modified SFH convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability.

The Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a debt discount of $3,009, $839, and $2,597 were recorded on each SFH note respectively. During the three months ended June 30, 2014, debt discount of $3,009, and $839 were fully amortized on the first and second SFH notes, respectively, since they were fully converted. During the three months ended June 30, 2014, debt discount of $2,067 was amortized on the third SFH note, and the unamortized debt discount is $530 as of June 30, 2014.

Other Convertible Notes

Convertible debts were issued September 2009, and March 3010, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $0.01 per share, and the total balance outstanding as of March 31, 2014 was 3,130.

During the three months ended June 30, 2014, note principal of $2,470 and interest of $104 reclassified to note principal were converted into 1,285,300 common shares.

As of June 30, 2014, the convertible notes have a total outstanding balance of $660.

NOTE 5 – EQUITY

Common Shares issued for convertible notes and cash:

During the three months ended June 30, 2014, convertible debt principal along with accrued interest of $42,312 was converted into 2,112,945 common shares. See Note 4.

Common Shares issued for cash

During the three months ended June 30, 2014, the Company issued 3,529,370 common shares for cash totaling $226,781.

Warrants Issued

Under a subscription agreement dated April 21, 2014, the Company issued 3,333,333 common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 4,166,667 shares. The warrants expire 2 years after issuance and have an exercise price of $0.25.

The following table summarizes the Company’s warrant activity for the three months ended June 30, 2014:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2014	625,000	$0.12	1.97	$-
Issuances	4,166,667	0.25	2.00	-
Exercises	--	-	-	-
Forfeitures	-	-	-	-
Outstanding at June 30, 2014	4,791,667	$0.23	1.80	$-

NOTE 6 – ASSETS ACQUISITION AND INTANGIBLE ASSETS

On August 19, 2013, the Company issued 500,000 common shares to acquire software from Amiga Games, Inc. Amiga Games, Inc. licenses classic video game libraries and intends to resurrect classic game titles by giving them new life on today's gaming platforms such as smart phones, PCs, modern game consoles, and tablets. The 500,000 shares were valued using the $0.80 per share closing price on the acquisition date for total purchase price consideration of $400,000. As of March 31, 2014 the total intangible assets has a balance of $532,521.

During the three months ended June 30, 2014, the Company incurred another $94,730 in software development costs to upgrade the acquired software.

In addition, the Company paid another $25,275 for intangible assets, the majority of which is for purchase of a software license for $25,000.

NOTE 7 – SUBSEQUENT EVENTS

On July 10, 2014, SCHU Mortgage & Capital, Inc. assigned its $15,000 note to Magna Group LLC, along with accrued interest of $465 (see Note 3). On that same date, the Company amended the related debt agreement with the note holder. The maturity date of this amended note is July 10, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004.

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.00004 per share.

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

On January 16, 2014 WRIT’s Equity Line Financing (“ELF”) agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company’s convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year. As of June 30, 271,670 common shares were sold generating a net amount to the company of $30,805.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues. No revenues were recognized for the three months ended June 30, 2014 and 2013.

Wages and benefits. Wages and benefits expenses $68,547 increased by $22,269 and 50.39% for the three months ended June 30, 2014 as compared to the same period in 2013. The increase is mainly due to the increase in salary rate.

Audit and accounting. Audit and accounting expenses $4,738 decreased $10,153 and 68.18% for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease in the audit and accounting expense is mainly related to cost management of the expenses.

Other general and administrative expenses. Other general and administrative expenses $43,342 increased by $21,389 and 97.88% for the three months ended June 30, 2014 as compared to the same period in 2013. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related to the consulting fees related to the fund raising projects.

Loss from operations. Our loss from operations was $133,430 for the three months ended June 30, 2014 and $90,255 for the same period in 2013.

Gain or loss from derivative liability. We recorded a loss from derivative liability of $0 for the three months ended June 30, 2014. There was a loss of $1,199,371 from derivative liability for the three months ended June 30, 2013.

Interest expense. We incurred $24,581 interest expense for the three months ended June 30, 2014 and $53,046 for the same period in 2013. The decrease in interest expense is mainly related to the decrease of amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $158,011 for the three months ended June 30, 2014, and we generated a net loss of $1,342,672 for the same period in 2013.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has retained earnings of $262,012 at June 30, 2014 that includes the net loss of $158,011 for the three months ended June 30, 2014. The Company also had a working capital deficiency of $157,433 as of June 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of June 30, 2014 and March 31, 2014, we have $4,894 and $25,810 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $172,242 for the three months ended June 30, 2014 reflected our net loss of $158,011, adjusted for $22,754 of amortization of debt discount. There were uses of cash by decreases in accounts receivable of $1,800, prepaid expenses and other assets of $1,815, accounts payable of $35,197. There was an increase in accrued liabilities of $1,827.

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

Investing activities

During the three months ended June 30, 2014 the net cash used in investing activities is for payments for intangible assets of $153,455.

During the three months ended June 30, 2013 there were no investing activities.

Financing activities

Net cash provided by financing activities of $304,781 for the three months ended June 30, 2014 includes cash receipt from subscription receivable of $25,000, funds of $58,000 borrowed from third party, payment of $5,000 in debts and proceeds shares issued for cash of $226,781.

Net cash provided by financing activities of $73,513 for the three months ended June 30, 2013 includes funds of $77,000 borrowed from third party, payment of $5,000 for deferred financing costs and proceeds from related party advances of $1,513.

Loan Commitments

Borrowings from Third Parties

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2014.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2014.

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

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

Exhibit (31)(i)and(ii)*	Rule 15d-14(a) Certifications

Exhibit (32)*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

WRIT MEDIA GROUP, INC.

Date: August 15, 2014	By:	/s/ Eric Mitchell
	Name:	Eric Mitchell
	Title:	President and Sole Director

	By:	/s/ Eric Mitchell
	Name:	Eric Mitchell
	Title:	Chief Financial Officer and Chief Accounting Officer/Controller