Form 10-Q
period 2014-09-30
Writ Media Group, Inc.
filed 2014-11-18
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

WRIT MEDIA GROUP, INC.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 32,838,037 as of November 18, 2014.

The number of shares outstanding of our Preferred Stock is 10,000 as of November 18, 2014.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT Media Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2014	2014
Assets
Current Assets
Cash and cash equivalents	$2,108	$25,810
Accounts receivables, net	-	824
Prepaid expense and other assets	-	3,750
Deferred financing costs	-	1,188
Subscription receivable	-	25,000
Total current assets	2,108	56,572

Long Term Assets
Property, plant and equipment	1,388	1,664
Intangible assets - software	811,320	532,521

Total Assets	$814,816	$590,757

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$171,890	$100,465
Accrued liability	6,461	9,614
Convertible debts, net of unamortized discount of $52,867 and $0, respectively	12,370	26,707
Notes payable	148,500	45,500
Deferred Revenue	55,395	55,395
Total current liabilities	394,616	237,681
Total Liabilities	394,616	237,681

Shareholders' Equity
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 30,384,627 and 9,282,213 shares issued and outstanding, respectively	306	93
Additional paid in capital	875,175	(67,040)
Retained Earnings (accumlated deficit)	(455,281)	420,023
Total shareholders' equity	420,200	353,076
Total Liabilities and Shareholders' Equity	$814,816	$590,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statement of Operations
(unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2014	2013	2014	2013
Operating Costs and Expenses
Wages and benefits	67,500	4,000	136,047	49,578
Audit and accounting	17,187	15,166	21,925	30,057
Legal fee	7,764	10,647	24,667	18,580
Other general and administrative	594,266	129,331	637,508	151,184
Total operating expenses	686,717	159,144	820,147	249,399

Loss from operations	(686,717)	(159,144)	(820,147)	(249,399)

Other income (expense)
Gain (Loss) from derivative liability	-	2,657,680	-	1,458,309
Interest expense	(30,576)	(65,894)	(55,157)	(118,940)
Net income (loss)	(717,293)	2,432,642	(875,304)	1,089,970

Net income (loss) per share:
Basic	$(0.04)	$0.82	$(0.06)	$0.45
Diluted	$(0.04)	$(0.01)	$(0.06)	$(0.03)

Weighted average common shares outstanding:
Basic	18,119,395	2,983,874	15,778,748	2,432,965
Diluted	18,119,395	20,636,701	15,778,748	20,047,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statement of Cash Flows

(unaudited)

	For The Six Months Ended September 30,
	2014	2013

Cash Flows From Operating Activities
Net Income (Loss)	$(875,304)	$1,089,970
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	276	-
Gain on Derivative Liability	-	(1,458,309)
Shares issued for services	546,415	81,624
Amortization of debt discount	43,385	109,183
Changes in operating assets and liabilities:
Account receivable and related party receivable	354	-
Prepaid expenses and other assets	4,938	(2,040)
Accounts payable	(40,971)	29,154
Accrued liabilities	8,327	44,365
Net cash used in operating activities	(312,580)	(106,053)

Cash Flows From Investing Activities
Cash paid for intangible assets	(121,343)	(19,640)
Cash paid for software development costs incurred on account in prior year	(45,060)	-
Net cash provided by (used in) investing activities	(166,403)	(19,640)

Cash Flows From Financing Activities
Cash received from subscription receivable	25,000	-
Borrowing on short term notes payable	153,500	77,000
Borrowing on convertible debts	55,000
Principal payments on debt	(5,000)	-
Advances from related parties	-	1,110
Deferred financing costs	-	(5,000)
Proceeds from shares issuance for cash	226,781	55,000
Net cash provided by financing activities	455,281	128,110

Net increase (decrease) in cash and cash equivalents	(23,702)	2,417
Cash and cash equivalents, beginning of period	25,810	1,143
Cash and cash equivalents, end of period	$2,108	$3,560

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$5,248	$-
Non-cash financing activities:
Software development cost incurred on account	$157,456	$-
Stock issued for accrued compensation	$8,473	-
Common Shares issued for convertible debt and accrued interest	$64,507	$120,326
Reclassification of accrued interest to convertible debt	$2,292	$-
Common Shares issued for acquisition Amiga Games, Inc.	$-	$400,000
Debt discount resulting from recognition of derivative liability	$-	$104,562
Reclassification of derivative liabilities to additional paid in capital	$-	$1,330,899
Reclassification of debt to additional paid in capital due to beneficial conversion feature	$96,252	$-
Conversion from Series B preferred stock to common stock	$-	$1,000
Common Shares issued for prior year accrued interest	$-	$3,517
Cashless warrant exercise	$-	$264

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $455,281, which includes a loss of $875,304 at September 30, 2014 and a working capital deficiency of $392,508. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2014	March 31, 2014
Notes payable, net of debt discount of $0 and $0 respectively	$148,500	$45,500

Mr. John L. Shaw

On April 1, 2014, the Company borrowed $5,000 from John L. Shaw. The maturity date of this note is May 1, 2014, 2014 and this loan bears an interest rate of 0% per annum from the issuance date. On April 23, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not convertible yet and is still outstanding.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.00004 per share. As of September 30, 2014, the note is not convertible yet and is still outstanding.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not convertible yet and is still outstanding.

SCHU Mortgage & Capital, Inc.

On February 18, 2014, the Company borrowed $15,000 from SCHU Mortgage & Capital, Inc. The maturity date of this note is August 18, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On July 10, 2014, SCHU Mortgage & Capital, Inc. sold and assigned its $15,000 note to Magna Group LLC, along with accrued interest of $465. See discussion on the new Magna note in note 4.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,045 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,193 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

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

See accounting treatment for the new SFH Capital LLC notes in note 4.

NOTE 4 – CONVERTIBLE DEBT

Convertible debts outstanding, net of debt discount of $0 on March 31, 2014	$26,707
Add: Issuance of convertible debt	55,000
Add: reclassification from non-convertible debts to convertible debts	45,500
Add: reclassification from accrued interest to convertible debts	2,292
Less: debt discount originated from beneficial conversion feature	(96,252)
Less: principal converted into common stock	(64,262)
Add: amortization of debt discount	43,385
Convertible debt outstanding, net of debt discount of $52,867 on September 30, 2014	$12,370

During the six months ended September 30, 2014, $64,262 of convertible debts with accrued interest of $245 was converted into 3,132,781 shares of common stock.

Magna Group LLC / Hanover Holdings

On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077. The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. An amount equal to $2,577 of the principal balance of the note was converted into 48,858 common shares on March 21, 2014. On April, 4 2014 and April 21, 2014, Magna Group LLC converted $10,500 of the convertible note dated March 17, 2014 into 242,891 common shares. This note has been converted in its entirety and has been surrendered to the Company.

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 17, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. On September 15, 2014, $3,500 of the principal balance was converted into 276,680 shares of Common Stock, leaving a balance of $9,577 at September 30, 2014.

On July 10, 2014, SCHU Mortgage & Capital, Inc. sold and assigned its $15,000 note to Magna Group LLC, along with accrued interest of $465 (see Note 3). On that same date, the Company amended the related debt agreement with the note holder. The maturity date of this amended note is July 10, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. On August 18, 2014 $5,465 of the principal balance was converted into 198,727 common shares. On August 26, 2014, $5,000 of the principal balance was converted into 195,084 common shares. On September 2, 2014, $5,000 of the principal balance plus interest of $155 was converted into 288,373 common shares. This note has been converted in its entirety and has been surrendered to the Company.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the assignment constituted a debt extinguishment, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not converted yet and is still outstanding.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not converted yet and is still outstanding.

The Company evaluated the embedded conversion feature within the above Magna convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $89,807 was recorded on the Magna notes. During the six months ended September 30, 2014, debt discount of $36,940 was amortized, and the unamortized debt discount is $52,867 as of September 30, 2014.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note is October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,045, and on June 6, 2014, it was converted into 300,896 common shares. The note was paid off in full and the note has been surrendered to the Company.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note is October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,193, and on June 9, 2014, it was converted into 83,858 common shares. The note was paid off in full and the note has been surrendered to the Company.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note is December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note is convertible into common stock at a price of $0.05, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $12,985, and on June 10, 2014, SFH Capital LLC converted $10,000 of the convertible note into 200,000 common shares. On September 15, 2014, $2,985 of the principal balance plus interest of $90 was converted into 60,972 shares of Common Stock. The note was paid off in full and the note has been surrendered to the Company at September 30, 2014.

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

The Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a debt discount of $3,009, $839, and $2,597 were recorded on each SFH note respectively. During the six months ended September 30, 2014, debt discount of $3,009, $839, and $2,597 were fully amortized on the first, second and third SFH notes, respectively, since they were fully converted. The unamortized debt discount is $0 as of September 30, 2014.

Other Convertible Notes

Convertible debts were issued September 2009, and March 2010, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $0.01 per share, and the total balance outstanding as of March 31, 2014 was $3,130. During the six months ended September 30, 2014, note principal of $2,470 and interest of $104 reclassified to note principal were converted into 1,285,300 common shares. As of September 30, 2014, other convertible notes have a total outstanding balance of $660.

NOTE 5 – EQUITY

Common Shares issued for convertible notes and cash:

During the six months ended September 30, 2014, convertible debt principal along with accrued interest of $64,507 was converted into 3,132,781 common shares. See Note 4.

Common Shares issued for cash

During the six months ended September 30, 2014, the Company issued 3,529,370 common shares for cash totaling $226,781.

Common Shares issued for services

During the six months ended September 30, 2014, the Company issued 14,270,803 shares to employees and third party consultants as compensation at their fair value of $546,415.

Common Shares issued for accrued compensation

During the six months ended September 30, 2014, the Company issued 169,460 shares to one employee to settle accrued compensation of $8,473. The fair value of the shares was determined to be $8,473, resulting in no loss on settlement.

Subscription receivable

During the six months ended September 30, 2014, the Company received $25,000 for subscription receivable whereas the shares were issued during the year ended March 31, 2014.

Warrants Issued

Under a subscription agreement dated April 21, 2014, the Company issued 3,333,333 common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 4,166,667 shares. The warrants expire 2 years after issuance and have an exercise price of $0.25.

The following table summarizes the Company’s warrant activity for the six months ended September 30, 2014:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2014	625,000	$0.12	1.97	$-
Issuances	4,166,667	0.25	2.00	-
Exercises	--	-	-	-
Forfeitures	-	-	-	-
Outstanding at September 30, 2014	4,791,667	$0.23	1.55	$-

NOTE 6 – INTANGIBLE ASSETS

During the six months ended September 30, 2014, the Company incurred $253,524 in software development costs to upgrade the acquired software.

In addition, the Company paid another $25,275 for intangible assets, the majority of which is for purchase of a software license for $25,000.

NOTE 7 – SUBSEQUENT EVENTS

During October 2014, Magna Group converted debt principal of $6,500 into 784,158 common shares.

During October 2014, the Company issued 589,130 common shares for services.

On October 28, 2014, the Company borrowed $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share.

During November 2014, the Company issued 1,080,122 common shares for services.

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

On January 16, 2014 WRIT’s Equity Line Financing (“ELF”) agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company’s convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year. As of September 30, 2014, 271,670 common shares were sold generating a net amount to the company of $30,805.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues. No revenues were recognized for the three months ended September 30, 2014 and 2013.

Wages and benefits. Wages and benefits expenses increased by $63,500 and 1,588% for the three months ended September 30, 2014 as compared to the same period in 2013. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expenses increased $2,021 and 13% for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in the audit and accounting expense is related to recurring business services.

Other general and administrative expenses.  Other general and administrative expenses of $594,266 increased by $464,935 and 359% for the three months ended September 30, 2014 as compared to the same period in 2013. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $686,717 for the three months ended September 30, 2014 and a loss of 159,144 for the same period in 2013.

Gain or loss from derivative liability. We recorded a gain/loss from derivative liability of $0 for the three months ended September 30, 2014. There was a gain of $2,657,680 from derivative liability for the three months ended September 30, 2013.

Interest expense. We incurred $30,576 of interest expense for the three months ended September 30, 2014 and $65,894 for the same period in 2013. The decrease in interest expense is mainly related to the reduction in debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $717,293 for the three months ended September 30, 2014, and we generated a net income of $2,432,642 for the same period in 2013.

Six Months Ended September 30, 2014 and 2013

Revenues. No revenues were recognized for the six months ended September 30, 2014 and 2013.

Wages and benefits. Wages and benefits expenses increased by $86,469 and 174% for the six months ended September 30, 2014 as compared to the same period in 2013. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expenses decreased by $8,132 and 27% for the six months ended September 30, 2014 as compared to the same period in 2013. The decrease in the audit and accounting expense is mainly related to streamlined operations and more efficient outside auditing and accounting services.

Legal fee. Legal fee increased by $6,087 and 33% for the six months ended September 30, 2014 as compared to the same period in 2013. The increase in legal fees is mainly related to activities related to the new lines of business and new financing agreements with third parties.

Other general and administrative expenses. Other general and administrative expenses increased by $486,324 and 322% for the six months ended September 30, 2014 as compared to the same period in 2013. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $820,147 for the six months ended September 30, 2014 and $249,399 for the same period in 2013. The increase is mainly related to the net effect of an increase in the company’s business development including a new advertising and promotion program and the increase in the compensation policies.

Gain or loss from derivative liability. We recorded a gain from derivative liability of $0 and $1,458,309 for the six months ended September 30, 2014 and 2013.

Interest expense. We incurred $55,157 in interest expense for the six months ended September 30, 2014 and $118,940 for the same period in 2013. The decrease in interest expense is mainly related to the reduction of debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $875,304 for the six months ended September 30, 2014, and a net income of $1,089,970 for the same period in 2013. The change is mainly related to the decrease in gain from derivative liabilities of $1,458,309, and an increase in operating expenses of $570,748 and decrease in interest expense of $63,783 from the same period in 2013.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net losses and had a working capital deficiency of $392,508. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2014 and March 31, 2014, we have $2,108 and $25,810 in cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $312,580 for the six months ended September 30, 2014 reflected our net loss of $875,304, adjusted for $43,385 of amortization of debt discount, and $546,415 stock base compensation, and a decrease in accounts payable of $40,971, partially offset by an increase in accrued expenses of $8,327 and an increase of $5,292 in accounts receivable, related party payable, and prepaid expenses and other assets.

Net cash used in operating activities was $106,053 for the six months ended September 30, 2013. The net cash used in operating activities is primarily due to the net income adjusted for gain on derivative liability, amortization of debt discount, and stock based compensation, partially offset by increase in accounts payable, and increase in accrued liabilities.

Investing activities

Net cash used in investing activities is $166,403 for the six months ended September 30, 2014 for cash paid for development of software. Net cash provided by investing activities for the six months ended September 30, 2013 was for the increase in intangible assets costs.

Financing activities

Net cash provided by financing activities of $455,281 for the six months ended September 30, 2014 includes funds of $208,500 borrowed from third parties, payment of $5,000 for reduction in debt principal, and proceeds from shares issuance of $226,781, and receipt of subscription receivable of $25,000.

Net cash provided by financing activities was $128,110 for the six months ended September 30, 2013. The net cash provided by financing activities is primarily due to short term borrowings and proceeds from shares issued for cash during the period.

Loan Commitments

Borrowings from Third Parties

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not convertible yet and is still outstanding.

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not converted yet and is still outstanding.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.00004 per share. As of September 30, 2014, the note is not convertible yet and is still outstanding.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not converted yet and is still outstanding.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of September 30, 2014, the note is not convertible yet and is still outstanding.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September30, 2014. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2014.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2014.

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

WRIT MEDIA GROUP, INC.

November 18, 2014	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

