Form 10-Q
period 2014-12-31
Writ Media Group, Inc.
filed 2015-03-30
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

WRIT MEDIA GROUP, INC.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 38,875,588 as of March 30, 2015.

The number of shares outstanding of our Preferred Stock is 10,000 as of March 30, 2015.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT Media Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2014	2014
Assets
Current Assets
Cash and cash equivalents	$12,720	$25,810
Accounts receivables, net	-	824
Prepaid expense and other assets	-	3,750
Deferred financing costs	-	1,188
Subscription receivable	-	25,000
Total current assets	12,720	56,572

Long Term Assets
Property, plant and equipment, net	1,112	1,664
Intangible assets - software	819,735	532,521

Total Assets	$833,567	$590,757

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$208,316	$100,465
Accrued liability	29,473	9,614
Convertible debts, net of unamortized discount of $95,523 and $0, respectively	46,402	26,707
Notes payable	95,500	45,500
Deferred Revenue	55,395	55,395
Total current liabilities	435,086	237,681
Total Liabilities	435,086	237,681

Shareholders' Equity
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 37,966,497 and 9,282,213 shares issued and outstanding, respectively	382	93
Additional paid in capital	1,066,223	(67,040)
Retained Earnings (accumlated deficit)	(668,124)	420,023
Total shareholders' equity	398,481	353,076
Total Liabilities and Shareholders' Equity	$833,567	$590,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statement of Operations

(Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2014	2013	2014	2013

Operating Costs and Expenses
Wages and benefits	$54,900	$-	$190,947	$49,578
Audit and accounting	22,800	21,166	44,725	51,223
Legal fee	11,768	9,483	36,435	28,063
Other general and administrative	71,213	70,225	708,721	221,409
Total operating expenses	160,681	100,874	980,828	350,273

Loss from operations	(160,681)	(100,874)	(980,828)	(350,273)

Other income (expense)
Gain (Loss) from derivative liability	-	131,937	-	1,590,246
Interest expense	(52,162)	(38,094)	(107,319)	(157,034)
Net income (loss)	$(212,843)	$(7,031)	$(1,088,147)	$1,082,939

Net income (loss) per share:
Basic	$(0.01)	$-	$(0.05)	$0.34
Diluted	$(0.01)	$-	$(0.05)	$(0.03)

Weighted average common shares outstanding:
Basic	33,849,594	4,705,660	21,824,268	3,193,285
Diluted	33,849,594	4,705,660	21,824,268	23,294,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For The Nine Months Ended December 31,
	2014	2013

Cash Flows From Operating Activities
Net Income (Loss)	$(1,088,147)	$1,082,939
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	552	-
Amortization of debt discount	89,932	150,502
Shares issued for services	632,152	87,624
Gain on Derivative Liability	-	(1,590,246)
Amortization of deferred financing costs	-	7,312
Amortization of intangibles	-	8,406
Changes in operating assets and liabilities:
Account receivable and related party receivable	2,034	(300)
Prepaid expenses and other assets	4,938	(2,040)
Accounts payable	(9,170)	95,249
Accrued liabilities	31,741	44,657
Net cash used in operating activities	(335,968)	(115,897)

Cash Flows From Investing Activities
Cash paid for software development costs and license	(126,343)	(40,000)
Cash paid for software development costs incurred on account in prior year	(45,060)	-
Purchase of computer hardware		(1,664)
Net cash used in investing activities	(171,403)	(41,664)

Cash Flows From Financing Activities
Cash received from subscription receivable	25,000	-
Proceeds from sale of stock	226,781	55,000
Borrowing on debt	100,500	58,000
Borrowing on convertible debts	147,000	55,500
Principal payments on debt	(5,000)	(4,500)
Payment on related party debt, net	-	(2,356)
Payment of deferred financing costs	-	(5,000)
Net cash provided by financing activities	494,281	156,644

Net decrease in cash and cash equivalents	(13,090)	(917)
Cash and cash equivalents, beginning of period	25,810	1,143
Cash and cash equivalents, end of period	$12,720	$226

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$6,121	$-
Non-cash financing activities:
Software development cost incurred on account	$160,871	$-
Stock issued for accrued compensation	$8,473	$-
Common Shares issued for convertible debt and accrued interest	$80,691	$139,896
Reclassification of accrued interest to convertible debt	$2,292	$-
Common Shares issued for acquisition Amiga Games, Inc.	$-	$400,000
Debt discount resulting from recognition of derivative liability	$-	$160,062
Reclassification of derivative liabilities to additional paid in capital	$-	$(1,649,609)
Reclassification of debt to additional paid in capital due to beneficial conversion feature	$185,455	$-
Conversion from Series B preferred stock to common stock	$-	$1,000
Cancellation of shares	$-	$(100)
Common Shares issued for prior year accrued interest	$-	$3,517
Purchases of fixed assets on account	$-	$48,061

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $668,124, which includes a loss of $1,088,147 at December 31, 2014 and a working capital deficiency of $422,366. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2014	March 31, 2014

Notes payable, net of debt discount of $0 and $0 respectively	$95,500	$45,500

Mr. John L. Shaw

On April 1, 2014, the Company borrowed $5,000 from John L. Shaw. The maturity date of this note is May 1, 2014, and this loan bears an interest rate of 0% per annum from the issuance date. On April 23, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

KBM Worldwide Inc.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.00004 per share. As of December 31, 2014, the note is not convertible yet and still outstanding.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not convertible yet and still outstanding.

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

See accounting treatment for the new SFH Capital LLC notes in note 4.

NOTE 4 – CONVERTIBLE DEBT

Convertible debts outstanding, net of debt discount of $0 on March 31, 2014	$26,707
Add: Issuance of convertible debt	147,000
Add: reclassification from non-convertible debts to convertible debts	45,500
Add: reclassification from accrued interest to convertible debts	2,292
Less: debt discount originated from beneficial conversion feature	(185,455)
Less: principal converted into common stock	(79,574)
Add: amortization of debt discount	89,932
Convertible debt outstanding, net of debt discount of $95,523 on December 31, 2014	$46,402

During the nine months ended December 31, 2014, $79,574 of convertible debts with accrued interest of $1,117 was converted into 6,125,399 shares of common stock.

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

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 17, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.00004. An amount equal to $3,500 of the principal balance of the note was converted into 276,680 common shares on September 15, 2014. On October 10, 2014 and October 22, 2014, Magna Group converted $6,500 of the convertible note into 784,158 common shares. On November 26, 2014, Magna Group converted $3,077 principal amount and $872.33 interest amount of the convertible note into 569,889 common shares. This note has been converted in its entirety and has been surrendered to the Company.

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

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

The Company evaluated the embedded conversion feature within the above Magna convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $126,010 was recorded on the Magna notes. During the nine months ended December 31, 2014, debt discount of $62,328 was amortized, and the unamortized debt discount is $63,682 as of December 31, 2014.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. The note became convertible on 11/30/2014. On December 23, 2014, $5,735 of debt was converted for 1,638,571 shares of common stock. As of December 31, 2014, the remaining $47,265 balance on the note is outstanding. The note is in default as of the March 30, 2015.

The Company evaluated the embedded conversion feature within the above KBM Worldwide convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature on the date the note became convertible. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a debt discount of $53,000 was recorded on the KBM Worldwide notes. During the nine months ended December 31, 2014, debt discount of $21,159 was amortized, and the unamortized debt discount is $31,841 as of December 31, 2014.

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

The Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a debt discount of $3,009, $839, and $2,597 were recorded on each SFH note respectively. During the nine months ended December 31, 2014, debt discount of $3,009, $839, and $2,597 were fully amortized on the first, second and third SFH notes, respectively, since they were fully converted. The unamortized debt discount is $0 as of December 31, 2014.

Other Convertible Notes

Convertible debts were issued September 2009, and March 2010, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $0.00001 per share, and the total balance outstanding as of March 31, 2014 was $3,130. During the nine months ended December 31, 2014, note principal of $2,470 and interest of $104 reclassified to note principal were converted into 1,285,300 common shares. As of December 31, 2014, other convertible notes have a total outstanding balance of $660.

NOTE 5 – EQUITY

Common Shares issued for convertible notes and accrued interest

During the nine months ended December 31, 2014, convertible debt principal along with accrued interest of $80,691 was converted into 6,125,399 common shares. See Note 4.

Common Shares issued for cash

During the nine months ended December 31, 2014, the Company issued 3,529,370 common shares for cash totaling $226,781.

Common Shares issued for services

During the nine months ended December 31, 2014, the Company issued 18,860,055 shares to employees and third party consultants as compensation at their fair value of $632,152.

Common Shares issued for accrued compensation

During the nine months ended December 31, 2014, the Company issued 169,460 shares to one employee to settle accrued compensation of $8,473. The fair value of the shares was determined to be $8,473, resulting in no loss on settlement.

Subscription receivable

During the nine months ended December 31, 2014, the Company received $25,000 for subscription receivable whereas the shares were issue during the year ended March 31, 2014.

Warrants Issued

Under a subscription agreement dated April 21, 2014, the Company issued 3,333,333 common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 4,166,667 shares. The warrants expire 2 years after issuance and have an exercise price of $0.25.

The following table summarizes the Company’s warrant activity for the nine months ended December 31, 2014:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2014	625,000	$0.12	1.21	$-
Issuances	4,166,667	0.25	1.30	-
Exercises	-	-	-	-
Forfeitures	-	-	-	-
Outstanding at December 31, 2014	4,791,667	$0.23	1.29	$-

NOTE 6 – INTANGIBLE ASSETS

During the nine months ended December 31, 2014, the Company incurred $261,939 in software development costs to upgrade the acquired software.

In addition, the Company paid another $25,275 for intangible assets, the majority of which is for purchase of a software license for $25,000.

NOTE 7 – SUBSEQUENT EVENTS

During February 2015, Magna Equities II converted debt principal of $2,500 into 909,091 common shares.

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings LLC. The note is payable upon demand by the lender at any time, but shall not be more than six months from the issuance date. This loan bears an interest rate of 12% per annum from the issuance date.

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

On January 16, 2014 WRIT’s Equity Line Financing (“ELF”) agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company’s convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year. As of December 31, 2014, 271,670 common shares were sold generating a net amount to the company of $30,805.

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

In September 2014 the Company launched two online point of sale platforms; www.RetroInfinity.com and www.AmigaGamesInc.com to market its “retro” gaming titles directly to consumers. Both sales platforms initially offer only downloads for windows based computers. The online store launch was completed in conjunction with an initial marketing program which featured NASCAR, the RWR Retro Infinity NASCAR race team, and the “Drive to Championship Weekend” branding program. In December 2014 the Company intended to launch additional titles on additional mobile platforms, such as Windows phone, iOS, and Android platforms, so that the video game titles can be downloaded as Apps on various mobile devices, the Company experienced additional financing delays which interrupted software development and caused the Company to reschedule the anticipated release on mobile platforms into 2015. The online store launch generated an increase in consumer traffic to the Company’s websites, but most consumers were interested only in the mobile versions of the gaming titles, which were not yet available.

Upon completion of additional financing that allows the Company to resume software development and product marketing activities, we believe WRIT will be positioned to benefit from the market growth and increased demand for mobile video gaming content that can be enjoyed on mobile phones, tablets and other devices. Barring any additional funding delays, we estimate that the majority of WRIT’s video gaming product will be available for release in the 3rd and 4th quarter of 2015. We intend to continue to look for opportunities to expand WRIT’s business and increase its catalogue of both music and video game content, though acquisitions and licensing arrangements. Throughout the year, the Company also intends to continue to explore business relationships with entities that have the resources to offer financing, distribution and marketing of WRIT’s product.

Results of Operations

Three Months Ended December 31, 2014 and 2013

Revenues. No revenues were recognized for the three months ended December 31, 2014 and the three months ended December 31, 2013.

Wages and benefits. Wages and benefits expenses increased $54,900 and 100% for the three months ended December 31, 2014 as compared to the same period in 2013. The increase is mainly because in the three months ended December 31, 2013, the Company issued common shares in lieu of cash, which was included in other general and administrative expenses.

Audit and accounting. Audit and accounting expenses increased $1,634 and 8% for the three months ended December 31, 2014 as compared to the same period in 2013. The increase is mainly related to the fees for 10-Q filings.

Legal Fee. Legal fee expenses increased $2,285 and 24% for the three months ended December 31, 2014 as compared to the same period in 2013. The increase in the legal fee expense is mainly related to a small increase in filing fees and increase in regulatory filings.

Other general and administrative expenses. Other general and administrative expenses increased $988 and 1% for the three months ended December 31, 2104 and as compared to the same period in 2013. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related to the consulting fees related to the fund raising projects and other projects.

Loss from operations. Our loss from operations was $160,681 for the three months ended December 31, 2014 and $100,874 for the same period in 2013.

Gain or loss from derivative liability. No gain nor loss was recorded from derivative liability for the three months ended December 31, 2014 and a gain of $131,937 from derivative liability for the same period in 2013.

Interest expense. We incurred $56,162 in interest expense for the three months ended December 31, 2014 and $38,094 for the same period in 2013. The increase in interest expense is mainly related to the amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $212,843 for the three months ended December 31, 2014, and we generated a net loss of $7,031 for the same period in 2013.

Nine Months Ended December 31, 2014 and 2013

Wages and benefits. Wages and benefits expenses increased $141,369 and 285% for the nine months ended December 31, 2014 as compared to the same period in 2013. The increase is mainly related to the general operations and expansion of business.

Audit and accounting. Audit and accounting expenses decrease $6,498 and 13% for the nine months ended December 31, 2014 as compared to the same period in 2013. The decrease in the audit and accounting expense is mainly related to cost management of the expenses.

Legal fee. Legal fees increased $8,372 and 29.8% for the nine months ended December 31, 2014 as compared to the same period in 2013. The increase in legal fees is mainly related to the cost associated with debt financing.

Other general and administrative expenses. Other general and administrative expenses increased $487,312 and 220% for the nine months ended December 31, 2014 as compared to the same period in 2013. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations, software development and expansion of business.

Loss from operations. Our loss from operations was $980,828 for the nine months ended December 31, 2014 and $350,273 for the same period in 2013.

Gain or loss from derivative liability. We recorded no gain nor loss from derivative liability for the nine months ended December 31, 2014. There was a gain from derivative liability of $1,590,246 for the nine months ended December 31, 2013.

Interest expense. We incurred $107,319 interest expense for the nine months ended December 31, 2014 and $157,034 for the same period in 2013. The decrease in interest expense is mainly related to the decrease of amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $1,088,147 for the nine months ended December 31, 2014, and we generated a net gain of $1,082,939 for the same period in 2013. The increase in the net loss is mainly related to the gain from derivative liability generated in 2013 and expansion of business.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has Accumulated Deficit of $668,124 at December 31, 2014 that includes a loss of $212,843 for the three months ended December 31, 2014. The Company also had a working capital deficiency of $422,366 as of December 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of December 31, 2014 and March 31, 2014, we have $12,720 and $25,810 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net cash used in operating activities was $335,968 for the nine months ended December 31, 2014. The net cash used in operating activities is primarily due to the net loss of $1,088,147, adjusted for $89,932 amortization of debt discount, $632,152 from stock based services and $552 depreciation. Additional sources of cash include increase in accrued liability of $31,741, decrease in account receivable and related third party receivable of $2,034, and decrease in prepaid expenses and other assets of $4,938. Uses of cash included a decrease in accounts payable of $9,170.

Net Cash used in operating activities of $115,897 for the nine months ended December 31, 2013 reflected our net gain of $1,082,939, adjusted for $150,502 amortization of debt discount, a $1,590,246 gain on derivative liability, $87,624 from stock based services, and amortization of $15,718. Additional sources of cash include increase in accrued liability of $44,657 and increase in accounts payable of $95,249. Uses of cash included an increase in accounts receivable of $300 and an increase in prepaid expenses of $2,040.

Investing activities

During the nine months ended December 31, 2014, the net cash used in investing activities is $171,403 primarily due to cash paid for intangible assets of $126,343 and computer software development costs of $45,060. During the nine months ended December 31, 2013, the net cash used in investing activities is primarily due to cash paid for intangible assets and hardware purchases for an amount of $41,664.

Financing activities

Net cash provided by financing activities of $494,281 for the nine months ended December 31, 2014 includes funds of borrowing on short term notes and convertible notes of $100,500 and $147,000, respectively and $226,781 in proceeds from shares issued for cash and $25,000 in proceeds from subscription receivable, payment of $5,000 for principal payments on debt.

During the nine months ending December 31, 2013, net cash provided by financing activities of $156,644 includes funds of borrowing on short term and convertible notes of $58,000 and $55,500 respectively, and $55,000 in proceeds from shares issued for cash, principal repayment of $4,500 and payment of $5,000 for deferred financing costs, and payment of related party advances of $2,356.

Loan Commitments

Borrowings from Third Parties

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, KBM Worldwide Inc. converted debt principal of $5,735 into 1,638,571 common shares, bringing the note balance to $47,265.

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.00004 per share. As of December 31, 2014, the note is not convertible yet and is still outstanding.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not convertible yet and is still outstanding.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.00004 per share. As of December 31, 2014, the note is not converted yet and is still outstanding.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2014.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2014.

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

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

* Rule 15d-14(a) Certifications	Exhibit (31)(i) and (ii)

* Section 1350 Certification	Exhibit (32)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIT MEDIA GROUP, INC.

Date: March 30, 2015	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

