Form 10-K
period 2015-03-31
Writ Media Group, Inc.
filed 2015-12-14
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

WRIT MEDIA GROUP, INC.

a Delaware corporation

8200 Wilshire Boulevard,

Suite 200

Beverly Hills, CA  90211

310.461.3737

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. [ ] Yes [x] No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). [x] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [x] No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, was approximately $457,864.

The number of shares outstanding of our Common Stock is 2,309,056 as of December 14, 2015.

The number of shares outstanding of our Preferred Stock is 7,500 as of December 14, 2015.

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

Table of Contents	1

During the 2014 fiscal year, Amiga Games Inc. and Retro Infinity Inc. entered several marketing and distribution agreements, including those with Microsoft Corporation and Roku Inc. Both agreements include minimum guarantees, defined as advances against future sales. Additionally, the Retro Infinity Inc. licensed dozens of classic games for distribution via the Windows 8, Roku player, iOS (Apple), and Android platforms. Although it was the Company’s strategic goal to distribute a broad range of video game titles on the Windows 8 and iOS platforms in the 4th quarter of 2014, lack of operating capital caused the Company to temporarily halt software development funding, which delayed the Company’s overall gaming product release schedule. This temporary reduction in operating capital was due to mainly to regulatory delays encountered in structuring WRIT’s equity-line financing, and the Company’s difficulty in raising alternative investment capital, due to its sub-penny share price at the time.

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

In September 2014 the Company launched two online point of sale platforms; www.RetroInfinity.com and www.AmigaGamesInc.com to market its “retro” gaming titles directly to consumers. Both sales platforms initially offer only downloads for windows based computers. The online store launch was completed in conjunction with an initial marketing program which featured NASCAR, the RWR Retro Infinity NASCAR race team, and the “Drive to Championship Weekend” branding program. In December 2014 the Company intended to launch additional titles on additional mobile platforms, such as Windows phone, iOS, and Android platforms, so that the video game titles can be downloaded as Apps on various mobile devices, the Company experienced additional financing delays which interrupted software development and caused the Company to reschedule the anticipated release on mobile platforms into 2015. The online store launch generated an increase in consumer traffic to the Company’s websites and created awareness in the Company’s product, but generated minimal sales, most consumers were interested only in the mobile versions of the gaming titles, which were not yet available and still in development.

Table of Contents	2

The websites are currently being modified to accept payment for crowdfunding transactions, and we launched the Retro Infinity/Amiga Games crowdfunding platform, supported by a social marketing campaign, in the 3rd quarter of 2015. The initial crowdfunding campaign was not successful, so the Company is seeking additional financing from strategic partners that will allow the Company to resume and complete software development, and commence product marketing activities.

On June 25, 2015, the Company authorized a 1 for 200 reverse split of the Company’s issued and outstanding shares of Common Stock. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

We believe WRIT is well positioned to benefit from the market growth and increased demand for mobile gaming content, and intend to continue to look for opportunities to finance and complete its software development so that it can distribute both music and video game content, though acquisitions and licensing arrangements. Throughout the year, the Company also intends to continue to explore business relationships with entities that have the resources to offer financing, distribution and marketing of WRIT’s product.

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

Table of Contents	3

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

Table of Contents	4

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

ITEM 2.   PROPERTIES.

We utilize an executive office at 8200 Wilshire Boulevard, Suite 200, Beverly Hills, California  90211.  This space is located near the major production studios in Los Angeles County.  Our rent consists of 200 square feet at $199.00 per month pursuant to a lease for one year.

ITEM 3.   LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against the Company.

Table of Contents	5

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Markets Group Inc. System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during the fiscal year ended March 31, 2015 and 2014.  The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2015

Quarter	High	Low

First	84.00	8.00
Second	19.00	3.00
Third	10.00	1.20
Fourth	1.90	0.48

Fiscal Year Ended March 31, 2014

Quarter	High	Low

First	260.00	80.00
Second	160.00	40.00
Third	60.00	20.00
Fourth	78.00	14.00

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

(b)  Holders.

There are 6,408 holders of record of the Company's Common Stock, of which 137 are active holders.

Table of Contents	6

Currently, a certain number of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resale under said Rule if the seller complies with said Rule.

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

(g)  Recent Sale of Unregistered Securities

During the year ended March 31, 2015, the Company issued 17,641 shares for cash totaling $226,781 and issued 95,148 shares of common stock to employees and third party consultants as compensation, with the fair value of the shares determined to be $640,625. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering.  Each shareholder had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

Table of Contents	7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for fiscal year ended March 31, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements made by penny stock issuers are excluded from the safe harbors in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

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

Table of Contents	8

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

Table of Contents	9

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

In September 2014 the Company launched two online point of sale platforms; www.RetroInfinity.com and www.AmigaGamesInc.com to market its “retro” gaming titles directly to consumers. Both sales platforms initially offer only downloads for windows based computers. The online store launch was completed in conjunction with an initial marketing program which featured NASCAR, the RWR Retro Infinity NASCAR race team, and the “Drive to Championship Weekend” branding program. In December 2014 the Company intended to launch additional titles on additional mobile platforms, such as Windows phone, iOS, and Android platforms, so that the video game titles can be downloaded as Apps on various mobile devices, the Company experienced additional financing delays which interrupted software development and caused the Company to reschedule the anticipated release on mobile platforms into 2015. The online store launch generated an increase in consumer traffic to the Company’s websites and created awareness in the Company’s product, but generated minimal sales, most consumers were interested only in the mobile versions of the gaming titles, which were not yet available.

The websites are currently being modified to accept payment for crowdfunding transactions, and we launched the Retro Infinity/Amiga Games crowdfunding platform, supported by a social marketing campaign, in the 3rd quarter of 2015. The initial crowdfunding campaign was not successful, so the Company is seeking additional financing from strategic partners that will allow the Company to resume and complete software development, and commence product marketing activities.

On June 25, 2015, the Company authorized a 1 for 200 reverse split of the Company’s issued and outstanding shares of Common Stock. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

We believe WRIT is well positioned to benefit from the market growth and increased demand for mobile gaming content, and intend to continue to look for opportunities to finance and complete its software development so that it can distribute both music and video game content, though acquisitions and licensing arrangements. Throughout the year, the Company also intends to continue to explore new technologies and business relationships with entities that have the resources to offer financing, distribution and marketing of WRIT’s product.

Financial Performance Highlights

The following summarizes certain key financial information for the fiscal year ended March 31, 2015 and for the fiscal year ended March 31, 2014:

•	Revenues: Our revenues were $0 and $11,000 for the fiscal years ended March 31, 2015 and 2014.
•	Net income (loss): Net income (loss) was $(2,203,576) and $1,044,284 for the fiscal years ended March 31, 2015 and 2014.

Table of Contents	10

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended March 31, 2015 and 2014.

	For the Year Ended 03/31/2015	For the Year Ended 03/31/2014

Total Revenue	$—	$11,000
Operating Expenses:
Wages and benefits	258,447	210,578
Audit and accounting	57,485	34,989
Legal fee	38,436	2,915
Other general and administrative	1,641,013	249,768
Loss from operations	(1,995,381)	(487,250)
Other income	—	(3,000)
Gain (loss) on derivative liability	—	1,715,954
Interest expense	(208,195)	(187,420)
Net income (loss)	$(2,203,576)	$1,044,284

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

Revenues. Revenues decreased to $0 for the fiscal year ended March 31, 2015 from $11,000 for the fiscal year ended March 31, 2014, due to a decrease in content delivered to customers, due to delays in software development, as compared to the available produced and acquired content available for distribution for the prior year.

Wages and benefits.  Wages and benefits expenses increased 22.7% to $258,447 for the fiscal year ended March 31, 2015 from $210,578 for the fiscal year ended March 31, 2014. The increase is mainly due to an increase in personnel costs during the year. The wages and benefits expenses for the fiscal year ended March 31, 2015 and 2014 include employee stock compensation in the amount of $60,334 and $165,104, respectively.

Audit and accounting. Audit and accounting expenses increased 64% to $57,485 for the fiscal year ended March 31, 2015, from $34,989 for the fiscal year ended March 31, 2014 . The increase in the audit and accounting expense is mainly related to increase in pricing for audit services.

Legal fees.  Legal Fees increased 1218.6% to $38,436 for the fiscal year ended March 31, 2015 from $2,915 for the fiscal year ended March 31, 2014. The increase in legal fees was related to an increase in legal expenses related to financing and other transactions for the Company.

Other general and administrative expenses. Other general and administrative expenses increased to $1,641,013 for the fiscal year ended March 31, 2015 from $249,768 for the fiscal year ended March 31, 2014. Those expenses consist primarily of company’s increase in business development, consulting fees and other expenses incurred in connection with general operations of Amiga Games Inc., and an intangible asset impairment expense of $821,235.

Loss from operations. Our loss from operations was $1,995,381 for the fiscal year ended March 31, 2015 and $487,250 for the fiscal year ended March 31, 2014.

Gain or loss from derivative liability. We recorded no gain or loss from derivative liability for the fiscal year ended March 31, 2015 and $1,715,954 for the fiscal year ended March 31, 2014, which is discussed in more detail in Note 5 “Derivative Liabilities” to our consolidated financial statements.

Table of Contents	11

Interest expense. We incurred $208,195 in interest expense for the fiscal year ended March 31, 2015, and $187,420 in interest expense for the fiscal year ended March 31, 2014. The increase in interest expense is mainly due to an increase in additional borrowings, extinguished debt, and debt discount amortization.

Net income (loss). As a result of the foregoing factors, we generated a net loss of $2,203,576 and net income of $1,044,284 for the fiscal years ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $1,783,553 at March 31, 2015 that includes losses of $2,203,576 for the fiscal year ended March 31, 2015, and had retained earnings $420,023 at March 31, 2014 that includes net income of $1,044,284 for the fiscal year ended March 31, 2014. The Company also had a working capital deficiency of $620,060 as of March 31, 2015 and $181,109 as of March 31, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2015 and March 31, 2014, we have $255 and $25,810 respectively in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, sale of restricted stock through private placements, and borrowings from third and related parties.

	For the Year Ended 3/31/2015	For the Year Ended 03/31/2014

Net cash used in operating activities	$(345,616)	$(175,463)
Net cash used in investing activities	(191,230)	(89,125)
Net cash provided by financing activities	511,291	289,255
Net increase (decrease) in cash and cash equivalents	(25,555)	24,667
Cash and cash equivalents at beginning of the period	25,810	1,143
Cash and cash equivalents at end of the period	$255	$25,810

Operating activities

Cash used in operating activities of $345,616 for the fiscal year ending March 31, 2015 which reflected our net loss of $2,203,576 adjusted for non-cash expenses, consisting primarily of $821,235 of impairment of intangible asset, $632,152 of stock based compensation to employees, consultants and other services, $552 of depreciation, and $177,119 of amortization of debt discount. Additional major sources of cash include an increase in accounts payable of $112,900, decrease in accounts receivable of $354, decrease in prepaid expense and other assets of $4,938, and an increase in accrued expenses of $108,710.

Cash used in operating activities of $175,463 for the fiscal year ending March 31, 2014 reflected our net income of $1,044,284, adjusted for non-cash expenses, consisting primarily of $1,715,954 of gain on derivative liability, $258,418 of stock based compensation to employees, consultants and other services, $173,376 of amortization of debt discount, $7,312 of amortization of deferred financing costs and gain on settlement of $28,468. Additional major sources of cash include increases in accounts payable of $23,885, increase in accrued expenses of $8,629, and an increase in deferred revenue of $55,395. Uses of cash included an increase in accounts receivables of $300 and an increase in prepaid expenses and other assets of $2,040.

Table of Contents	12

Investing activities

The net cash used in investing activities is for the fiscal year ended March 31, 2015 was $191,230 and is primarily due to funds invested in software development costs of $146,170 and cash paid for prior year software development costs of $45,060. During the fiscal year ended March 31, 2014 there was $89,125 net cash used by our investing activities, primarily due to funds invested in software development costs of $87,461 and purchases of technology hardware of $1,664.

Financing activities

Net cash provided by financing activities of $511,291 and $289,255 for the fiscal years ended March 31, 2015 and March 31, 2014, respectively. During the fiscal year ended March 31, 2015 there were funds borrowed on short term notes payable of $12,500, borrowing on convertible debt of $242,500, cash received from subscription receivable of $25,000, advances from related party of $9,510 and proceeds from shares issued for cash of $226,781 offset by payments of short term notes of $5,000. During the fiscal year ended March 31, 2014 there were funds borrowed on short term notes payable of $61,500, borrowing on convertible debt of $80,077 and proceeds from shares issued for cash of $222,774 offset by payments to related parties of $2,896, payments of short term notes of $6,000, payments of convertible debt of $61,200 and payments of $5,000 for deferred financing costs.

Loan Commitments

Borrowings from Related Parties

During the year ended March 31, 2015, $9,510 was advanced by Eric Mitchell and the advance is due on demand with 0% interest.

Borrowings from Third Parties

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2015. As of today the debt is still outstanding and therefore is in default.

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

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note was October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,045 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

Table of Contents	13

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note was October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,193 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note was December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $12,985 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

Mr. J. Shaw

On April 1, 2014, the Company borrowed $5,000 from J. Shaw. The maturity date of this note is May 1, 2014, and this loan bears an interest rate of 0% per annum from the issuance date. On April 23, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

Table of Contents	14

Magna Group LLC

On March 17, 2014, the Company borrowed a convertible promissory note of $10,500 from Magna Group, LLC. The maturity date of this note is March 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. The principal amount of the note was converted into common shares. As of March 31, 2015, the note was paid off in full and the note has been surrendered to the Company.

On March 17, 2014, the Company borrowed a convertible promissory note of $13,077 from Magna Group, LLC. The maturity date of this note is March 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. The principal amount of the note was converted into common shares. As of March 31, 2015, the note was paid off in full and the note has been surrendered to the Company.

On July 10, 2014, SCHU Mortgage & Capital, Inc. sold and assigned its $15,000 note to Magna Group LLC, along with accrued interest of $465. On that same date, the Company amended the related debt agreement with the note holder. The maturity date of this amended note is July 10, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, this note has been converted in its entirety and has been surrendered to the Company.

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

Table of Contents	15

Other Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2014 was $3,130. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of March 31, 2015, other convertible notes have a principal balance of $660.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

•	Accounts Receivable: Accounts receivable are recorded at the net invoice value and are not interest bearing. We consider receivables past due based on the contractual payment terms. We perform ongoing credit evaluations of our customers, and generally we do not require collateral on our accounts receivable. We estimate the need for allowances for potential credit losses based on historical collection activity and the facts and circumstances relevant to specific customers and we record a provision for uncollectible accounts when collection is uncertain. To date, we have not experienced significant credit related losses.

Table of Contents	16

•	Revenue Recognition:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

Table of Contents	17

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

WRIT Media Group, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of WRIT Media Group, Inc. and its wholly owned subsidiaries (collectively, the “Company”) as of March 31, 2015 and 2014, the related consolidated statements of operations, cash flows and changes in shareholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WRIT Media Group, Inc. and its wholly owned subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2015

Table of Contents	18

WRIT Media Group, Inc.
Consolidated Balance Sheets
	March 31,	March 31,
	2015	2014

Assets
Current Assets
Cash and cash equivalents	$255	$25,810
Accounts receivable	470	824
Prepaid expense and other assets	—	3,750
Deferred financing costs	—	1,188
Subscription receivable	—	25,000
Total current assets	725	56,572

Long Term Assets
Property, plant and equipment, net	1,112	1,664
Intangible assets - software	—	532,521

Total Assets	$1,837	$590,757

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$198,349	$100,465
Accounts payable, related party	112,500	—
Accrued liability	106,442	9,614
Convertible debts, net of unamortized discount of $103,836 and $0, respectively	131,089	26,707
Notes payable	7,500	45,500
Due to related parties	9,510	—
Deferred Revenue	55,395	55,395
Total current liabilities	620,785	237,681
Total Liabilities	620,785	237,681

Shareholders' Equity (Deficit)
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 10,000 shares issued and outstanding	—	—
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 194,378 and 46,411 shares issued and outstanding, respectively	2	—
Additional paid in capital	1,164,603	(66,947)
Retained Earnings (Deficit)	(1,783,553)	420,023
Total shareholders' equity (deficit)	(618,948)	353,076
Total Liabilities and Shareholders' Equity (Deficit)	$1,837	$590,757

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Contents	19

WRIT Media Group, Inc.
Consolidated Statements of Operations

	For The Years Ended March 31,
	2015	2014
Revenues
Third party	$—	$11,000
Total revenue	—	11,000
Operating Costs and Expenses
Intangible asset impairment expense	821,235	—
General and administrative	1,174,146	498,250
Total operating expenses	1,995,381	498,250

Loss from operations	(1,995,381)	(487,250)

Other income (expense)
Other income	—	3,000
Gain (Loss) from derivative liability	—	1,715,954
Interest expense	(208,195)	(187,420)
Net income (loss)	(2,203,576)	1,044,284

Net income (loss) per share:
Basic	$(16.99)	$48.12
Diluted	$(16.99)	$4.96

Weighted average common shares outstanding:
Basic	129,708	21,700
Diluted	129,708	210,736

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Contents	20

WRIT Media Group, Inc.
Consolidated Statements of Changes in Shareholder's Equity (Deficit)

For the Fiscal Years Ended March 31, 2015 and March 31, 2014

	Common Stock		Preferred Stock - Series A		Preferred Stock - Series B		Additional	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings (Deficit)	Equity (Deficit)
Balance at 3/31/13	7,870	—	10,000	—	10,000	—	409,762	(624,261)	(214,499)
Shares issued for convertible notes	13,873	—					145,589		145,589
Shares issued for acquisition	2,500	—					400,000		400,000
Shares issued for services	8,158	—					258,418		258,418
Shares issued for cash	13,428	—					247,774		247,774
Reclassification of derivative to additional paid in capital							(1,528,390)		(1,528,390)
Cashless exercise of warrants	132	—					—		—
Cancellation of shares	(50)	—					(100)		(100)
Conversion of preferred stock to common stock	500	—			(10,000)		—		—
Net Income (Loss)								1,044,284	1,044,284
Balance at 3/31/14	46,411	—	10,000	—	—	—	(66,947)	420,023	353,076

Shares issued for convertible notes	35,172	1					83,190		83,191
Shares issued for cash	17,647	—					226,781		226,781
Shares issued for services	95,148	1					640,624		640,625
Discount on issuance of convertible note payable							280,955		280,955
Net loss								(2,203,576)	(2,203,576)
Balance at 3/31/15	194,378	2	10,000	—	—	—	1,164,603	(1,783,553)	(618,948)

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Contents	21

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows

	For The Year Ended March 31,
	2015	2014

Cash Flows From Operating Activities
Net Income (loss)	$(2,203,576)	$1,044,284
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on derivative liability	—	(1,715,954)
Depreciation	552	—
Shares issued for services	632,152	258,418
Amortization of debt discount	177,119	173,376
Amortization of deferred financing costs	—	7,312
Impairment of intangible asset	821,235	—
Gain on settlement of accrued payroll liability	—	(28,468)
Changes in operating assets and liabilities:
Accounts receivable	354	(300)
Prepaid expenses and other assets	4,938	(2,040)
Accounts payable	400	23,885
Accounts payable, related party	112,500	—
Accrued liabilities	108,710	8,629
Deferred revenue	—	55,395
Net cash used in operating activities	(345,616)	(175,463)

Cash Flows From Investing Activities
Cash paid for software development costs and license	(146,170)	(87,461)
Cash paid for software development costs incurred on account in prior year	(45,060)	—
Purchase of technology hardware	—	(1,664)
Net cash used in investing activities	(191,230)	(89,125)

Cash Flows From Financing Activities
Advances from related party	9,510	—
Cash received from subscription receivable	25,000	—
Proceeds from sale of stock	226,781	222,774
Borrowing on short term notes payable	12,500	61,500
Borrowing on convertible debt	242,500	80,077
Payment of related party debt, net	—	(2,896)
Payment of short-term notes payable	(5,000)	(6,000)
Payment of convertible debt	—	(61,200)
Deferred financing costs	—	(5,000)
Net cash provided by financing activities	511,291	289,255

Net increase (decrease) in cash and cash equivalents	(25,555)	24,667
Cash and cash equivalents, beginning of period	25,810	1,143
Cash and cash equivalents, end of period	$255	$25,810

Table of Contents	22

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows (continued)

	For The Year Ended March 31,
	2015	2014

Supplemental disclosure information:
Income taxes paid	$—	$—
Interest paid	$6,119	$780
Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$83,191	$145,589
Common Shares issued for acquisition of assets from Amiga Games, Inc.	—	400,000
Debt discount resulting from recognition of derivative liability	$—	$164,014
Reclassification of derivative liabilities to additional paid in capital	$—	$(1,528,390)
Software development cost incurred on account	$142,544	$45,060
Stock issued for subscription receivable	$—	$25,000
Accrued interest enrolled into debt	$2,292	$—
Cancellation of shares	$—	$(100)
Common Shares issued for accrued compensation	$8,473	$—
Discount on issuance of convertible note payable	$280,955	$—
Conversion from Series B preferred stock to common stock	$—	$1

The accompanying notes are an integral part of these audited consolidated financial statements.

Table of Contents	23

WRIT MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

WRIT Media Group, Inc. (“we”, “our”, “WRIT” or the “Company”) (formerly Writers’ Group Film Corp.) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats. The Company has three wholly owned subsidiaries: Front Row Networks, Inc. , Amiga Games, Inc., and Retro Infinity, Inc.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Table of Contents	24

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

During the year ended March 31, 2015, there was no revenue recognized. A development fee from Roku Inc. was recognized as a cash advance of $55,395 was recorded as deferred revenue as of March 31, 2015 and 2014.

Film Sales

Based on Revenue Recognition Requirement for Film Sales (ASC 926-605-25), the Company recognizes film license revenues when all of the following conditions are met:

-	Persuasive evidence of a sale or licensing arrangement with a customer exists

-	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery

-	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale

-	The arrangement fee is fixed or determinable

-	Collection of the arrangement fee is reasonably assured

Table of Contents	25

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

Table of Contents	26

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and 2014. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Table of Contents	27

As of March 31, 2015	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Derivative Liabilities	$-			$-

As of March 31, 2014	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Derivative Liabilities	$-			$-

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $1,783,553 at March 31, 2015 that includes losses of $2,203,576 for the fiscal year ended March 31, 2015 and a working capital deficiency of $620,060. At March 31, 2014 the Company had retained earnings of $420,023 that included a net income of $1,044,284 which included a non-cash gain on derivative liability of $1,715,954 and a working capital deficiency of $181,109. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	March 31, 2015	March 31, 2014

Note payable, net of debt discount of $0 and $0 respectively	$7,500	$45,500

FOR THE YEAR ENDED MARCH 31, 2015

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2015. As of today the debt is still outstanding and therefore is in default.

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

Table of Contents	28

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note was October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,045 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note was October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,193 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note was December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $12,985 on June 6, 2014, with the accrued interest owed on the old debt included in the principal of the new debt.

See accounting treatment for the new SFH Capital LLC notes in note 4

Mr. J. Shaw

On April 1, 2014, the Company borrowed $5,000 from J. Shaw. The maturity date of this note is May 1, 2014, and this loan bears an interest rate of 0% per annum from the issuance date. On April 23, 2014, the principal balance of the note was paid in its entirety and the note has been surrendered to the Company.

FOR THE YEAR ENDED MARCH 31, 2014

Mrs. Nancy Louise Jones

On November 26, 2010, the Company borrowed $60,562 from Mrs. Nancy Louise Jones, wife of Mr. John Diaz, the former CEO and former major shareholder, who resigned as an Officer and Director of WRIT in November, 2012. The maturity date of this loan is September 1, 2012 and was extended to September 8, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the extension of maturity constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. As this loan bears no interest, in accordance with ASC 835-30 Imputation of Interest, the Company uses 8%, the prevailing rate for similar debt, to recognize the imputed interest expense of $5,449 on this debt for the year ended March 31, 2013. The imputed interest expense is accounted as a capital transaction and recorded as an increase of Additional Paid-In Capital. On May 2, 2013, Nancy Louise Jones assigned her $60,562 note to Magna Group LLC (see Note 4). The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4.

Table of Contents	29

On June 12, 2013, the Company borrowed $12,000 from Mrs. Nancy Louise Jones. Out of the $12,000 debt proceeds $2,000 was paid to Mrs. Nancy Louise Jones for legal and administrative fees. The maturity date of this note is August 31, 2013, which was amended by the parties to April 1, 2014. This loan bears an interest rate of 12% per annum. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the extension of maturity date does not constitute a troubled debt restructuring or debt extinguishment. On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077 (see Note 4). The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4.

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

Along with the note payable, the Company issued warrants to purchase 247 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $6.50. The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. As of March 31, 2013, the warrants were treated as a derivative liability.

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock. The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. The fair value of the warrants resulted in a full debt discount of $16,000. The unamortized discount is $7,362 as of March 31, 2013. See discussion related to the derivative liabilities in Note 5 and warrants in Note 7.

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

Table of Contents	30

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0, on March 31, 2013	$22,277

Add: issuance of convertible debts, net of discount of $67,000	13,077
Assignment from Nancy Louise Jones, net of discount of $60,562	12,000
Reclassification from accrued interest to convertible debt, net of discount of $3,952	675
Reclassification from nonconvertible debt to convertible debt, net of debt discount of $39,862	8,638
Less: principal converted into common stock	(140,136)
Principal repayment	(61,200)
Add: amortization of debt discount	171,376
Convertible debts outstanding, net of debt discount of $0 on March 31, 2014	$26,707
Add: issuance of convertible debt	242,500
Add: reclassification from non-convertible debts to convertible debts	45,500
Add: reclassification from accrued interest to convertible debts	2,292
Less: debt discount originated from beneficial conversion feature	(280,955)
Less: principal converted into common stock	(82,074)
Add: amortization of debt discount	177,119
Convertible debt outstanding, net of debt discount of $103,836 on March 31, 2015	$131,089

During the year ended March 31, 2015, $82,074 of convertible debts with accrued interest of $1,118 was converted into 35,172 shares of common stock.

During the year ended March 31, 2014, $145,589 of convertible debts and accrued interests was converted into 13,873 shares of common stock.

FOR THE YEAR ENDED MARCH 31, 2015

Magna Group LLC/Hanover Holdings

On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077. The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. An amount equal to $2,577 of the principal balance of the note was converted into 244 common shares on March 21, 2014. On April, 4 2014 and April 21, 2014, Magna Group LLC converted $10,500 of the convertible note dated March 17, 2014 into 1,215 common shares. This note has been converted in its entirety and has been surrendered to the Company.

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 17, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. An amount equal to $3,500 of the principal balance of the note was converted into 1,383 common shares on September 15, 2014. On October 10, 2014 and October 22, 2014, Magna Group converted $6,500 of the convertible note into 3,921 common shares. On November 26, 2014, Magna Group converted $3,077 principal amount and $872.33 interest amount of the convertible note into 2,849 common shares. This note has been converted in its entirety and has been surrendered to the Company.

Table of Contents	31

On July 10, 2014, SCHU Mortgage & Capital, Inc. sold and assigned its $15,000 note to Magna Group LLC, along with accrued interest of $465 (see Note 3). On that same date, the Company amended the related debt agreement with the note holder. The maturity date of this amended note is July 10, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. On August 18, 2014 $5,465 of the principal balance was converted into 994 common shares. On August 26, 2014, $5,000 of the principal balance was converted into 975 common shares. On September 2, 2014, $5,000 of the principal balance plus interest of $155 was converted into 1,442 common shares. This note has been converted in its entirety and has been surrendered to the Company.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the assignment constituted a debt extinguishment, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above Magna convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $126,010 was recorded on the Magna notes. During the year ended March 31, 2015, debt discount of $84,395 was amortized, and the unamortized debt discount is $41,615 as of March 31, 2015.

Table of Contents	32

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above KBM convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $148,500 was recorded on the KBM notes. During the year ended March 31, 2015, debt discount of $86,279 was amortized, and the unamortized debt discount is $62,221 as of March 31, 2015.

SFH Capital LLC

On October 22, 2013, the Company borrowed $14,000 from SFH Capital LLC. The maturity date of this note was October 22, 2014 and this loan bears an interest rate of 12% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, with an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $15,045 and on June 6, 2014, it was converted into 1,504 common shares. The note was paid off in full and the note has been surrendered to the Company at March 31, 2015.

On October 29, 2013, the Company borrowed $4,000 from SFH Capital LLC. The maturity date of this note was October 29, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $4,193 and on June 9, 2014, it was converted into 419 common shares. The note was paid off in full and the note has been surrendered to the Company at March 31, 2015.

Table of Contents	33

On December 11, 2013, the Company borrowed $12,500 from SFH Capital LLC. The maturity date of this note was December 11, 2014 and this loan bears an interest rate of 8% per annum from the issuance date. On June 6, 2014 the Company entered into a debt modification agreement with the debt holder. The modified note was convertible into common stock at a price of $10.00, bears an extend maturity date of January 6, 2015, and there were no other changes to the original terms of the promissory note. The principal amount of the modified note was $12,985 and on June 10, 2014, SFH Capital LLC converted $10,000 of the convertible note into 1,000 common shares. On September 15, 2014, SFH Capital LLC converted $2,985 of principal balance plus $91 of interest of the convertible note into 305 common shares. The note was paid off in full and the note has been surrendered to the Company at March 31, 2015.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company evaluated the embedded conversion feature within the three modified SFH convertible notes payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a debt discount of $3,009, $839, and $2,597 were recorded on each SFH note respectively. During the year ended March 31, 2015, debt discount of $3,009, $839, and $2,597 were fully amortized on the first, second and third SFH notes, respectively, since they were fully converted. The unamortized debt discount is $0 as of March 31, 2015

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2014 was $3,130. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of March 31, 2015, other convertible notes have a principal balance of $660.

FOR THE YEAR ENDED MARCH 31, 2014

Asher Enterprises, Inc.

On November 2, 2012, the Company borrowed $16,000 from Asher Enterprises.  The maturity date of this note is August 5, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 25% multiplied by the lowest trading price for the Common Stock during the one hundred twenty trading day period ending on the latest complete trading day prior to the conversion date. Along with the note payable, the Company issued warrants to purchase 247 shares of common stock. The warrants expire 5 years after issuance and have an exercise price of $6.50.  The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price. On May 1, 2013, the $16,000 note became convertible. This note has been converted in its entirety along with accrued interest of $640 into 680 common shares, and has been surrendered to the Company. Debt discount of $7,362 was fully amortized as of March 31, 2014. The warrants have been exercised in their entirety and no warrant shares remain un-exercised.

On January 30, 2013, the Company borrowed $32,500 from Asher Enterprises.  The maturity date of this note is November 1, 2013. This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. On July 29, 2013, the $32,500 note became convertible. This note has been converted in its entirety along with accrued interest of $1,300 into 1,690 common shares and has been surrendered to the Company. Debt discount of $32,500 was fully amortized as of March 31, 2014.

Table of Contents	34

On April 10, 2013, the Company borrowed $28,000 from Asher Enterprises.  The maturity date of this note is January 15, 2014.  This loan bears an interest rate of 8% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 22%.  After 180 days following the date of the note, Asher Enterprises has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 50% multiplied by the average of the lowest two trading prices for the Common Stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. On October 7, 2013, the $28,000 note became convertible. An amount equal to $5,800 of the principal balance of the note was converted into 580 common shares on October 21, 2014. On February 3, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company. Debt discount of $28,000 was fully amortized as of March 31, 2014.

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

The Company analyzed the warrants for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the warrants should be classified as a liability due to their not being indexed to the Company’s common stock. The warrants were measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. See discussion related to the derivative liabilities in Note 5, and warrants in Note 7.

Magna Group LLC

On May 2, 2013 Magna Group LLC purchased the note payable of $60,562 from Mrs. Nancy Louise Jones and entered into an amended debt agreement with the Company. See Note 3. The maturity date of this amended note is January 2, 2014. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. Magna converted debt principal of $60,562 and interest of $579 into 1,519 common shares, and the debt balance was brought to zero. Debt discount of $60,562 was fully amortized as of March 31, 2014.

On May 9, 2013, Magna issued another convertible note of $11,500 to the Company. The note bears interest of 12% per annum, is due on January 9, 2014 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. On January 9, 2014, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company. Debt discount of $11,500 was fully amortized as of March 31, 2014.

Table of Contents	35

On March 17, 2014, Nancy Louise Jones assigned her $12,000 note to Magna Group LLC, along with accrued interest of $1,077. The maturity date of this amended note is March 17, 2015. This loan bears an interest rate of 12% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008. An amount equal to $2,577 of the principal balance of the note was converted into 245 common shares on March 21, 2014, leaving a principal balance of $10,500.

On March 17, 2014, a convertible note was issued with Magna Group, LLC in the amount of $13,077. The notes bears interest of 12% per annum, and is due on March 17, 2015 and is convertible into common shares at a price of 55% multiplied by the lowest volume weighted average price for the Common Stock during the five trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.008.

As the Asher debt became convertible on May 1, 2013, July 29, 2013, October 7, 2013, and November 9, 2013, the conversion option of Magna $60,562 note and Magna $11,500 note became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2013 was $22,277, including related party convertible note of $1,550.

On September 12, 2013, one of the debt holders assigned $9,170 note to Fierce Entertainment LLC. The maturity date of this amended note is September 12, 2014. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at $20.00 per share. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the amended term dose not constituted a debt extinguishment or troubled debt restructuring. On October 11, 2013 Fierce Entertainment LLC converted debt principal of $9,170 into 459 common shares, bringing the note balance to $0.

On November 5, 2013, one of the debt holders assigned $402 along with accrued interest of $3,550 to another debt holder. The term stays the same as the original note, with maturity date on September 2010, interest rate of 8%, and conversion price of $2.00 per share. The note is in default. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the amended term dose not constituted a debt extinguishment or troubled debt restructuring. On January 22, 2014, debt principal of $1,482 along with accrued interest of $84.25 was converted into 783 common shares. In February 2014, the Company entered into an amended debt agreement with the debt holder and the conversion rate was modified to $20.00, and there were no other changes to the original terms of the promissory note. Debt discount of $3,952 was fully amortized as of March 31, 2014.

Beside the conversions described above, during the year ended March 31, 2014, debt principal of $12,045, including the related party convertible note of $1,550, and interest of $2,850 have been converted into 7,918 common shares. As of March 31, 2014, the convertible notes have a total outstanding balance of $3,130.

As the Asher debt became convertible on May 1, 2013, July 29, 2013, October 7, 2013, and November 9, 2013 the conversion option all other convertible notes became tainted, that is, under ASC 815-15 “Derivatives and Hedging”, it should be recorded as derivative liability.

NOTE 5 – DERIVATIVE LIABILITIES

FOR THE YEAR ENDED MARCH 31, 2015

The Company had no derivative liabilities for the year ended March 31, 2015.

Table of Contents	36

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

As discussed in Note 4, Asher note of $16,000 and $32,500 became convertible on May 1, 2013 and July 29, 2013, respectively. The conversion feature for Asher note of $16,000 and $32,500 should be classified as derivative liabilities and recorded at fair value. The fair value of the conversion feature for Asher note of $16,000 was determined to be $147,692 on May 1, 2013 and was recognized as additional paid in capital. The fair value of the conversion feature for Asher note of $32,500 was determined to be $74,286 on July 29, 2013 of which $32,500 was recorded as debt discount and $41,786 was recorded as derivative loss. As a result of full conversion on May 29, 2013 and September 9, 2013, under ASC 815-15 “Derivative and Hedging”, the instrument should be measured at fair value at the date of the termination with the change in fair value recorded earnings. Total fair value of the conversion feature on conversion dates was $239,307 and this value was reclassified out of liabilities to equity.

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

Table of Contents	37

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

Warrants

There were no warrants issued during the year ended March 31, 2015.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Balance at March 31, 2013	$23,550
Record derivative liability as debt discount	164,014
Change in fair value of derivative liability	(1,715,954)
Reclassification of additional paid in capital to derivative liability	1,528,390
Balance at March 31, 2014	$-
Change in derivative liability	-
Balance at March 31, 2015	$-

NOTE 6 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board.  The Company has 10,000 Series A preferred shares outstanding at March 31, 2015 and 2014.

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

Table of Contents	38

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at March 31, 2015 and 2014.

Each share of Series C preferred stock is convertible at any time into 500 common shares.  Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2015 and 2014.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 7 – EQUITY

On January 22, 2014, shareholders approved of a 1 for 1,000 reverse split of the Company’s issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of March 31, 2014, and 2013.

On June 25, 2015, shareholders approved of a 1 for 200 reverse split of the Company’s issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of March 31, 2015, and 2014.

For the Year Ended March 31, 2015:

Shares issued for convertible notes:

During the year ended March 31, 2015, $82,074 of convertible debts with accrued interest of $1,118 was converted into 35,172 shares of common stock. See Note 4.

Common Shares issued for cash

During the year ended March 31, 2015, the Company issued 17,647 common shares for cash totaling $226,781.

Common Shares issued for services

During the year ended March 31, 2015, the Company issued 14,007 shares to Eric Mitchell, the Company CEO and CFO, as compensation at their fair value of $51,861.

During the year ended March 31, 2015, the Company issued 80,294 shares to third party consultants as compensation at their fair value of $580,291.

Common Shares issued for accrued compensation

During the year ended March 31, 2015, the Company issued 847 shares to Eric Mitchell, the Company CEO and CFO, to settle accrued compensation of $8,473. The fair value of the shares was determined to be $8,473, resulting in no loss on settlement.

Subscription receivable

During the year ended March 31, 2015, the Company received $25,000 for subscription receivable whereas the shares were issue during the year ended March 31, 2014.

Table of Contents	39

Warrants Issued

Under a subscription agreement dated March 18, 2014, the Company issued 3,125 restricted common shares to Irwin Zalcberg for cash totaling $50,000. Along with the subscription agreement, the Company issued warrants to purchase 3,125 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $24.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. The warrants remain un-exercised.

Under a subscription agreement dated April 21, 2014, the Company issued 16,667 restricted common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 20,833 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $50.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. The warrants remain un-exercised.

The following table summarizes the Company’s warrant activity for the year ended March 31, 2015:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2014	3,125	$24.00	0.97	$—
Issuance	20,833	50.00	1.06	—
Exercises	—	—	—	—
Forfeitures	—	—	—	—
Outstanding at March 31, 2015	23,958	$46.00	1.05	$—

For the Year Ended March 31, 2014:

Shares issued for convertible notes:

During the year ended March 31, 2014, convertible debts of $140,136 along with accrued interest of $5,453 were converted into 13,873 common shares. See Note 4.

Shares issued for services:

During the year ended March 31, 2014, the Company issued 8,159 shares to employees and third party consultants as compensation at their fair value of $258,418.

Shares issued for cash

During the year ended March 31, 2014, the Company issued 13,429 shares for cash totaling $247,774, out of which $25,000 was received in April 2014.

Cancellation of Common shares

On October 22, 2013 the Company cancelled 50 common shares. The common shares were cancelled due to partial cancellation of a stock purchase agreement between convertible note holder and other party.

Table of Contents	40

Warrants Issued

Along with the Asher note payable, the Company issued warrants to purchase 247 shares of common stock to Asher Enterprise Inc. The warrants expire 5 years after issuance and have an exercise price of $6.50.  The exercise price can adjust downward if the Company issues common stock at a price per share lower than the current exercise price.

On June 5, 2013, Asher Enterprises exercised 132 warrants for common stock. Instead of paying cash to the Company, Asher Enterprises forfeited the remaining 115 warrants as consideration given to exercise the warrants.

Under a subscription agreement dated March 18, 2014, the Company issued 3,125 restricted common shares to Irwin Zalcberg for cash totaling $50,000. Along with the subscription agreement, the Company issued warrants to purchase 3,125 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $24.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. The warrants remain un-exercised.

The following table summarizes the Company’s warrant activity for the year ended March 31, 2014:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2013	247	$6.50	4.59	$52,554
Issuance	3,125	24.00	—	—
Exercises	(132)	6.50	—	—
Forfeitures	(115)	6.50	—	—
Outstanding at March 31, 2014	3,125	$24.00	1.97	$—

NOTE 8 – ASSETS ACQUISITION AND INTANGIBLE ASSETS

On August 19, 2013, the Company issued 2,500 common shares to acquire software from Amiga Games, Inc. Amiga Games, Inc. licenses classic video game libraries and intends to resurrect classic game titles by giving them new life on today's gaming platforms such as smart phones, PCs, modern game consoles, and tablets. The 2,500 shares were valued using the $160.00 per share closing price on the acquisition date for total purchase price consideration of $400,000.

In addition, during the year ended March 31, 2015 and March 31, 2014, the Company incurred another $263,439 and $132,521 respectively, on software development cost to upgrade the acquired software, and $25,275 for licenses. As of March 31, 2015 total cash paid for software of $191,230 included $45,060 for prior year software costs and $146,170 for current year software costs. As of March 31, 2015, $142,544 of software development costs were incurred on account and recorded in accounts payable.

The following table summarizes the composition of intangible assets as of March 31, 2015.

Total purchase price of intangible assets as of March 31, 2014	$400,000
Software development capitalized costs as of March 31, 2014	132,521
Software development capitalized costs as of March 31, 2015	263,439
Licenses	25,275
Total Intangible Assets	$821,235

During the year ended March 31, 2015, the Company incurred an impairment of Intangible Assets of $821,235 due to the uncertainty on when the assets can generate revenue.

Table of Contents	41

The following table summarizes the composition of intangible assets as of March 31, 2015.

Total of intangible assets	$821,235
Software Asset impairment as of March 31, 2015	(821,235)
Total Intangible Assets	$—

NOTE 9 – CONCENTRATION

For the fiscal year ended March 31, 2014, 100% of the Company’s revenue is generated from gaming applications development with one customer, Microsoft Corporation.

NOTE 10 - RELATED PARTY BALANCES AND TRANSACTIONS

During the year ended March 31, 2015, the Company incurred $270,097 compensation expense for Eric Mitchell, the Company CEO and CFO. Out of the $270,097 compensation expense, $135,600 was paid in cash; $51,861 was paid by issuance of common stock while the remaining $82,636 was still not paid. During the year ended March 31, 2015, the Company also issued 847 shares to Eric Mitchell, the Company to settle accrued compensation of $8,473 from prior year. As of March 31, 2015 and 2014, the accrued compensation owed to Eric Mitchell, is $82,636, and $8,473 (presented as part of accrual liability balance on the accompanying consolidated balance sheets), respectively.

During the year ended March 31, 2015, $9,510 was advanced by Eric Mitchell and the advance is due on demand with 0% interest.

During the year ended March 31, 2015, the Company engaged DEVCAP Partners LLC for marketing and branding services and incurred a total expense of $611,250. Out of $611,250, $498,750 was paid by issuance of 65,625 shares of common stock and the remaining $112,500 was still not paid as of March 31, 2015. Due to the stock issuance for services provided, DEVCAP Partners LLC became majority shareholder, owning more than 10% the Company’s issued and outstanding common shares. As of March 31, 2015 and 2014, the accounts payable balance owed to DEVCAP Partners LLC is $112,500 and $-0-, respectively.

NOTE 11 - INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net loss of $2,203,576 as of March 31, 2015 and net income of $1,044,284 as of March 31, 2014. The following table shows the net deferred tax benefit:

	March 31, 2015	March 31, 2014
Deferred Tax Benefit	$348,049	$147,000
Allowance	(348,049)	(147,000)
Net Deferred Tax Benefit	$—	$—

The tax asset benefits for the net operating losses carried forward for future years are $994,000 and $421,000 respectively, for the years ending March 31, 2015 and March 31, 2014.

Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years which will start to expire in the year of 2031.

Table of Contents	42

NOTE 12 – SUBSEQUENT EVENTS

During May 2015, the Company issued 37,500 common shares for cash totaling $5,000.

During April 2015, principal of $5,750 from the Magna Equities II, LLC convertible note originated from July 10, 2014 was converted into 25,879 common shares. The principal balance of the note is $13,750.

During April, May and June 2015, the Company issued 915,269 common shares to employees and third party consultants as compensation for services totaling $349,870.

On June 9, 2015, the Company borrowed $3,300 on a note payable with 10% interest rate and maturity date of June 22, 2016.

On June 15, 2015, EAM Delaware LLC converted 2,500 Preferred Series A stock into 1,133,030 common shares.

On June 17, 2015, the Company authorized a 1 for 200 reverse split of the Company’s issued and outstanding shares of Common Stock.

On July 2, 2015 the Company issued a Subscription receivable for cash totaling $5,000 in exchange for shares totaling 26,316.

On July 22, 2015, the Company converted software development cost incurred on account of $67,024 into an 18% Note Payable

On August 4, 2015, the Company converted accounts payable of $112,500 into a 12% Note Payable

On August 24, 2015, the Company converted software development cost incurred on account of $75,520 into an 18% Note Payable.

Table of Contents	43

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(A)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2015. The Company has taken the steps described below to remediate such material weaknesses.

(B)  Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2015, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2015.

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

Table of Contents	44

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

The Company is not an "accelerated filer" for the fiscal year ended March 31, 2015 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

Eric Mitchell	48	Director, CEO and President, Treasurer and CFO

Rebecca Bieker	58	Secretary

Table of Contents	45

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

Table of Contents	46

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Eric Mitchell	FY2015	$135,600	$—	$60,334	$—	$—	$—	$—	$195,934
President	FY2014	80,503	—	133,341	—	—	—	—	213,844
	FY2013	62,880	—	58,560	—	—	—	—	121,440
Rebecca Bieker	FY2015	—	—	—	—	—	—	—	—
Secretary	FY2014	—	—	6,000	—	—	—	—	6,000
	FY2013	1,000	—	15,000	—	—	—	—	16,000

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Mitchell	-	-	-	-	-

Table of Contents	47

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Irwin Zalcberg	5,833,333 shares	15%
Common Stock	DEVCAP Partners LLC	13,125,000 shares	33.8%
Common Stock	Eric Mitchell	4,038,313 shares	10.4%
Common Stock	Rebecca Bieker	75,000 shares	0.1%
Preferred Stock, Series A	Eric Mitchell	10,000 shares	100%

(c)  Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions during the fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2015	March 31, 2014
Audit Fees	$57,485	$54,400
Audit Related Fees	$—	$—
Tax Fees	$—	—
All Other Fees	$—	—

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

Table of Contents	48

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

*	3.1		Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-147959)}

*	3.2		Bylaws {Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-147959)}

	4.1		Certificate of Designation of Series A Cumulative Convertible Preferred Stock

	4.2		Certificate of Designation of Series B Cumulative Convertible Preferred Stock

	4.3		Certificate of Designation of Series C Cumulative Convertible Preferred Stock

*	4.4		Common Stock Certificate Form

*	4.5		Restated Share Exchange Agreement of February 25, 2011{Exhibit 2.1 to our Form 8-K/A (File No. 333-147959)}

	10.1		Subscription Agreements from Irwin Zalcberg

	10.2		Loan Agreement with Nancy Louise Jones

*	14.1		Code of Ethics {Exhibit 14 to our Form 10-K FYE March 31, 2008 (File No. 333-147959)}

*	21.1		Subsidiaries of our Company {Exhibit 21.1 to our Registration Statement on Form SB-2/A (File No. 333-147959)}

	23.1		Consent of Malone Bailey LLP, Independent Auditor

	101.SCH	**	XBRL Taxonomy Extension Schema Document

	101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

	PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Table of Contents	49

  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIT Media Group, Inc.

Date: December 14, 2015	By:	/s/ Eric Mitchell
Eric Mitchell
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2015	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director

Table of Contents	50