Form 10-Q
period 2015-06-30
Writ Media Group, Inc.
filed 2016-01-27
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

WRIT MEDIA GROUP, INC.

a Delaware corporation

8200 Wilshire Boulevard,

Suite 200

Beverly Hills, CA  90211

310.461.3737

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X} Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  o Yes   x No

The number of shares outstanding of our Common Stock is 2,332,372 as of January 26, 2016.

The number of shares outstanding of our Preferred Stock is 7,500 as of January 26, 2016.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

WRIT Media Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2015	2015
Assets
Current Assets
Cash and cash equivalents	$569	$255
Accounts receivable	470	470
Total current assets	1,039	725

Long Term Assets
Property, plant and equipment, net	1,112	1,112

Total Assets	$2,151	$1,837

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$282,730	$198,349
Accounts payable, related party	—	112,500
Accrued liability	58,982	106,442
Convertible debts, net of unamortized discount of $20,487 and $103,836, respectively	208,688	131,089
Notes payable	10,800	7,500
Due to related parties	10,173	9,510
Deferred Revenue	55,395	55,395
Total current liabilities	626,768	620,785
Total Liabilities	626,768	620,785

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 7,500 and 10,000 shares issued and outstanding, respectively	—	—
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 2,306,056 and 194,378 shares issued and outstanding, respectively	23	2
Additional paid in capital	1,557,767	1,164,603
Accumulated deficit	(2,182,407)	(1,783,553)
Total shareholders' deficit	(624,617)	(618,948)
Total Liabilities and Shareholders' deficit	$2,151	$1,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Operations
(Unaudited)
	For The Three Months Ended June 30,
	2015	2014

Operating Costs and Expenses
Wages and benefits	75,000	68,547
Audit and accounting	1,500	4,738
Legal fee	750	16,903
Other general and administrative	227,164	43,242
Total operating expenses	304,414	133,430

Loss from operations	(304,414)	(133,430)

Other income (expense)
Interest expense	(94,440)	(24,581)
Net loss	(398,854)	(158,011)

Net loss per share:
Basic	$(0.42)	$(2.36)
Diluted	$(0.42)	$(2.36)

Weighted average common shares outstanding:
Basic	949,532	67,062
Diluted	949,532	67,062

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For The Three Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(398,854)	$(158,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	249,185	—
Amortization of debt discount	83,649	22,754
Changes in operating assets and liabilities:
Accounts receivable	—	(1,800)
Prepaid expenses and other assets	—	(1,815)
Accounts payable	(28,119)	(35,197)
Accrued liabilities	85,790	1,827
Net cash used in operating activities	(8,349)	(172,242)

Cash Flows From Investing Activities
Cash paid for software development costs and license	—	(120,005)
Cash paid for software development costs incurred on account in prior year	—	(33,450)
Net cash used in investing activities	—	(153,455)

Cash Flows From Financing Activities
Advances from related party	663	—
Cash received from subscription receivable	—	25,000
Proceeds from sale of stock	5,000	226,781
Borrowing on short term notes payable	3,000	58,000
Payment of short-term notes payable	—	(5,000)
Net cash provided by financing activities	8,663	304,781

Net increase (decrease) in cash and cash equivalents	314	(20,916)
Cash and cash equivalents, beginning of period	255	25,810
Cash and cash equivalents, end of period	$569	$4,894

Supplemental disclosure information:
Income taxes paid	$—	$—
Interest paid	$—	$—
Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$5,750	$42,312
Reclassification of related party accounts payable to accounts payable	$112,500	$—
Reclassification of accrued interest to convertible debt	$—	$1,827
Reclassification of debt to additional paid in capital due to beneficial conversion feature	$—	$32,599
Common Shares issued for accrued compensation	$133,250	$—
Common Shares issued for series A convertible preferred stock	$11	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc.

The accompanying unaudited interim financial statements of WRIT Media Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the initial period ended March 31, 2015 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,182,407 which includes a loss of $398,854 at June 30, 2015 and a working capital deficiency of $625,729. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	June 30, 2015	March 31, 2015
Note payable	$10,800	$7,500

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of June 30, 2015. As of today the debt is still outstanding and therefore is in default.

S. Karban

On June 9, 2015, the Company borrowed $3,300 from S.Karban and $3,000 was received with the remaining $300 recorded as debt discount. The maturity date of this note is June 22, 2015, and this loan bears an interest rate of 10% per annum from the issuance date. As of June 30, 2015 and today, the note is still outstanding and therefore in default. During the three months ended June 30, 2015, $300 was recorded as amortization of debt discount.

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $103,836 on March 31, 2015	$131,089
Less: principal converted into common stock	(5,750)
Add: amortization of debt discount	83,349
Convertible debt outstanding, net of debt discount of $20,487 on June 30, 2015	$208,688

During the three months ended June 30, 2015, $5,750 of convertible debts was converted into 25,879 shares of common stock.

Magna Group LLC/Hanover Holdings

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. During April 2015, an amount equal to $5,750 of the principal balance of the note was converted into 25,879 common shares. As of June 30, 2015, the principal balance of the note is $13,750. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of June 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of June 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of June 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above Magna convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $87,203 was recorded on the Magna notes. During the period ended June 30, 2015, debt discount of $21,128 was amortized, and the unamortized debt discount is $20,487 as of June 30, 2015.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of June 30, 2015, the note is still outstanding. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of June 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of June 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above KBM convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $148,500 was recorded on the KBM notes. During the period ended June 30, 2015, debt discount of $62,221 was amortized, and the unamortized debt discount is $0 as of June 30, 2015.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of March 31, 2015, other convertible notes have a principal balance of $660. As of June 30, 2015, other convertible notes have a principal balance of $660.

NOTE 5 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board.  The Company has 10,000 Series A preferred shares outstanding at March 31, 2015.

On June 15, 2015, EAM Delaware LLC, a Delaware limited liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 2,500 Preferred Series A shares into 1,133,030 common shares.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at March 31, 2015 and June 30, 2015.

Each share of Series C preferred stock is convertible at any time into 500 common shares. Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2015 and June 30, 2015.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 6 – EQUITY

On June 25, 2015, shareholders approved of a 1 for 200 reverse split of the Company’s issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of June 30, 2015 and March 31, 2015.

Common Shares issued for convertible notes and accrued interest:

During the three months ended June 30, 2015, $5,750 of convertible debt was converted into 25,879 shares of common stock. See Note 4.

Common Shares issued for cash

During the three months ended June 30, 2015, the Company issued 37,500 common shares for cash totaling $5,000.

Common Shares issued for services

During the three months ended June 30, 2015, the Company issued 268,554 shares to Eric Mitchell, the Company CEO and CFO, as compensation and to settle accrued compensation at their aggregate fair value of $133,250.

During the three months ended June 30, 2015, the Company issued 646,715 shares to third party consultants as compensation at their fair value of $249,185.

Common Shares issued for convertible Series A Preferred stock:

On June 15, 2015, EAM Delaware LLC, a Delaware limited liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 2,500 Preferred Series A shares into 1,133,030 common shares.

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

The following table summarizes the Company’s warrant activity for the period ended June 30, 2015:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding at March 31, 2015	23,958	$46.00	1.05	$—
Issuance	—	—	—	—
Exercises	—	—	—	—
Forfeitures	—	—	—	—
Outstanding at June 30, 2015	23,958	$46.00	0.80	$—

NOTE 7 – RELATED PARTY BALANCES AND TRANSACTIONS

During the three months ended June 30, 2015, the Company incurred $75,000 compensation expense for Eric Mitchell, the Company CEO and CFO. Out of the $157,636 compensation expense consisting of $75,000 for the current period and $82,636 from prior year, $0 was paid in cash; $133,250 was paid by issuance of common stock to settle accrued compensation, while the remaining $24,386 was still not paid. As of June 30, 2015 and March 31, 2015, the accrued compensation owed to Eric Mitchell is $24,386 and $82,636, respectively.

During the three months ended June 30, 2015, an aggregate amount of $10,173 was advanced by Eric Mitchell and the advance is due on demand with 0% interest.

During the three months ended June 30, 2015, the Company reclassified DEVCAP Partners LLC related party accounts payable of $112,500 to accounts payable due to the fact that DEVCAP Partners LLC owns less than 10% of the Company’s issued and outstanding common shares.

NOTE 8 – SUBSEQUENT EVENTS

On July 2, 2015 the Company issued a Subscription receivable for cash totaling $5,000 in exchange for shares totaling 26,316.

On July 22, 2015, the Company converted software development cost incurred on account of $67,024 into an 18% Note Payable.

On August 4, 2015, the Company converted accounts payable of $112,500 into a 12% Note Payable.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues. No revenues were recognized for the three months ended June 30, 2015 and 2014.

Wages and benefits.  Wages and benefits expenses of $75,000 increased by $6,453 and 9% for the three months ended June 30, 2015 as compared to the same period in 2014. The increase is mainly due to the Company issuing shares for payment of accrued salary.

Audit and accounting.  Audit and accounting expenses of $1,500 decreased $3,238 and 68% for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease in the audit and accounting expense is mainly related to the Company accrual of accounting expenses.

Legal Fee.  Legal fee expenses of $750 decreased $16,153 and 96% for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease in legal fee expense is mainly related to a decrease in financing activities.

Other general and administrative expenses. Other general and administrative expenses $227,164 increased by $183,922 and 425% for the three months ended June 30, 2015 as compared to the same period in 2014. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The increase is mainly related to the consulting fees related to business development.

Loss from operations. Our loss from operations was $304,414 for the three months ended June 30, 2015 and $133,430 for the same period in 2014.

Interest expense. We incurred $94,440 interest expense for the three months ended June 30, 2015 and $24,581 for the same period in 2014. The increase in interest expense is mainly related to the increase of amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $398,854 for the three months ended June 30, 2015, and we generated a net loss of $158,011 for the same period in 2014.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,182,407 at June 30, 2015 that includes the net loss of $398,854 for the three months ended June 30, 2015. The Company also had a working capital deficiency of $625,729 as of June 30, 2015.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of June 30, 2015 and March 31, 2015, we have $569 and $255 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $8,349 for the three months ended June 30, 2015 reflected our net loss of $398,854, adjusted for $249,185 of shares issued for services and $83,649 for amortization of debt discount. There was a decrease in accounts payable of $28,119. There was an increase in accrued liabilities of $85,790.

Net Cash used in operating activities of $172,242 for the three months ended June 30, 2014 reflected our net loss of $158,011, adjusted for $22,754 of amortization of debt discount. There were uses of cash by decreases in accounts receivable of $1,800, prepaid expenses and other assets of $1,815, accounts payable of $35,197. There was an increase in accrued liabilities of $1,827.

Investing activities

During the three months ended June 30, 2015 there were no investing activities.

During the three months ended June 30, 2014 the net cash used in investing activities is for payments for intangible assets of $153,455.

Financing activities

Net cash provided by financing activities of $8,663 for the three months ended June 30, 2015 includes funds of $3,000 borrowed from third party, proceeds from shares issued for cash of $5,000, advances from related party of $663

Net cash provided by financing activities of $304,781 for the three months ended June 30, 2014 includes cash receipt from subscription receivable of $25,000, funds of $58,000 borrowed from third party, payment of $5,000 in debts and proceeds shares issued for cash of $226,781.

Loan Commitments

Borrowings from Third Parties

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of June 30, 2015. As of today the debt is still outstanding and therefore is in default.

On June 9, 2015, the Company borrowed $3,300 from Mr. S. Karban. The maturity date of this note is June 22, 2015. This loan bears an interest rate of 10% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 20%. The note is still outstanding as of June 30, 2015, and therefore is in default. As of today the debt is still outstanding and is in default.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2015. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2015.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2015.

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

WRITERS’ GROUP FILM CORP

January 27, 2016	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

