Form 10-Q
period 2015-09-30
Writ Media Group, Inc.
filed 2016-02-05
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

WRIT MEDIA GROUP, INC.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 10,531,591 as of February 5, 2016.

The number of shares outstanding of our Preferred Stock is 2,500 as of February 5, 2016.

There are no other classes of stock.

FINANCIAL INFORMATION

WRIT Media Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2015	2015

Assets
Current Assets
Cash and cash equivalents	$19	$255
Accounts receivable	470	470
Other current assets	85	—
Total current assets	574	725

Long Term Assets
Property, plant and equipment, net	1,112	1,112

Total Assets	$1,686	$1,837

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$57,094	$198,349
Accounts payable, related party	—	112,500
Accrued liability	150,649	106,442
Convertible debts, net of unamortized discount of $2,672 and $103,836, respectively	226,503	131,089
Notes payable	265,844	7,500
Due to related parties	14,185	9,510
Deferred Revenue	55,395	55,395
Total current liabilities	769,670	620,785
Total Liabilities	769,670	620,785

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 7,500 and 10,000 shares issued and outstanding, respectively	—	—
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 2,319,214 and 194,378 shares issued and outstanding, respectively	23	2
Additional paid in capital	1,560,267	1,164,603
Accumulated deficit	(2,328,274)	(1,783,553)
Total shareholders' deficit	(767,984)	(618,948)
Total Liabilities and Shareholders' deficit	$1,686	$1,837

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	1

WRIT Media Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2015	2014	2015	2014

Operating Costs and Expenses
Wages and benefits	75,000	67,500	150,000	136,047
Audit and accounting	12,500	17,187	14,000	21,925
Legal fee	15,000	7,764	15,750	24,667
Other general and administrative	8,885	594,266	236,049	637,508
Total operating expenses	111,385	686,717	415,799	820,147

Loss from operations	(111,385)	(686,717)	(415,799)	(820,147)

Other income (expense)
Interest expense	(34,482)	(30,576)	(128,922)	(55,157)
Net loss	(145,867)	(717,293)	(544,721)	(875,304)

Net loss per share:
Basic	$(0.06)	$(7.92)	$(0.33)	$(11.09)
Diluted	$(0.06)	$(7.92)	$(0.33)	$(11.09)

Weighted average common shares outstanding:
Basic	2,318,928	90,597	1,637,971	78,894
Diluted	2,318,928	90,597	1,637,971	78,894

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	2

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For The Six Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(544,721)	$(875,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	276
Shares issued for services	249,185	546,415
Amortization of debt discount	101,464	43,385
Changes in operating assets and liabilities:
Accounts receivable	—	354
Prepaid expenses and other current assets	(85)	4,938
Accounts payable	1,289	(40,971)
Accrued liabilities	177,457	8,327
Net cash used in operating activities	(15,411)	(312,580)

Cash Flows From Investing Activities
Cash paid for Intangible Assets	—	(121,343)
Cash paid for software development costs incurred on account in prior year	—	(45,060)
Net cash used in investing activities	—	(166,403)

Cash Flows From Financing Activities
Advances from related party	4,675	—
Cash received from subscription receivable	—	25,000
Proceeds from sale of stock	7,500	226,781
Borrowing on convertible debt	—	55,000
Borrowing on short term notes payable	3,000	153,500
Payment of short-term notes payable	—	(5,000)
Net cash provided by financing activities	15,175	455,281

Net decrease in cash and cash equivalents	(236)	(23,702)
Cash and cash equivalents, beginning of period	255	25,810
Cash and cash equivalents, end of period	$19	$2,108

Supplemental disclosure information:
Income taxes paid	$—	$—
Interest paid	$—	$5,248

Non-cash financing activities:
Common Shares issued for convertible debt and accrued interest	$5,750	$64,507
Reclassification of related party accounts payable to accounts payable	$112,500	$—
Reclassification of accounts payable to note payable	$255,044	$—
Reclassification of debt to additional paid in capital due to beneficial conversion feature	$—	$96,252
Reclassification of accrued interest to convertible debt	$—	$2,292
Software development costs incurred on account	$—	$157,456
Common Shares issued for accrued compensation	$133,250	$8,473
Common Shares issued for series A convertible preferred stock	$11	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Contents	3

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,328,274 which includes a loss of $544,721 at September 30, 2015 and a working capital deficiency of $769,096. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

Table of Contents	4

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	September 30, 2015	March 31, 2015

Note payable	$265,844	$7,500

Burnside Digital LLC

On July 22, 2015, the Company converted software development cost incurred on account of $67,024 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 22, 2015. This loan bears an interest rate of 18% per annum from the date of August 24, 2014. The note is still outstanding as of September 30, 2015. As of today the debt is still outstanding and is in default.

On August 24, 2015, the Company converted software development cost incurred on account of $75,520 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 24, 2015. This loan bears an interest rate of 18% per annum from the date of July 22, 2014. The note is still outstanding as of September 30, 2015. As of today the debt is still outstanding and is in default.

Devcap Partners LLC

On August 4, 2015, the Company converted accounts payable of $112,500 from DEVCAP Partners LLC into a Note Payable. The maturity date of this note is December 20, 2015. This loan bears an interest rate of 12% per annum from the date of October 24, 2014 before default.  Interest on overdue principal after default accrues at an annual rate of 21%. The note is still outstanding as of September 30, 2015. As of today the debt is still outstanding and is in default.

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2015, and therefore is in default. As of today the debt is still outstanding and therefore is in default.

S. Karban

On June 9, 2015, the Company borrowed $3,300 from S.Karban and $3,000 was received with the remaining $300 recorded as debt discount. The maturity date of this note is June 22, 2015, and this loan bears an interest rate of 10% per annum from the issuance date. The note is still outstanding as of September 30, 2015, and therefore is in default. As of today, the note is still outstanding and therefore in default. During the six months ended September 30, 2015, $300 was recorded as amortization of debt discount.

NOTE 4 – CONVERTIBLE DEBT

A summary of the activity in convertible debt for the six months ended September 30, 2015 is shown below.

Convertible debt outstanding, net of debt discount of $103,836 on March 31, 2015	$131,089
Less: principal converted into common stock	(5,750)
Add: amortization of debt discount	101,164
Convertible debt outstanding, net of debt discount of $2,672 on September 30, 2015	$226,503

During the six months ended September 30, 2015, $5,750 of convertible debts was converted into 25,879 shares of common stock.

Table of Contents	5

Magna Group LLC/Hanover Holdings

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. During April 2015, an amount equal to $5,750 of the principal balance of the note was converted into 25,879 common shares. As of September 30, 2015, the principal balance of the note is $13,750, and therefore is in default. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2015, the note is not converted yet and is still outstanding, and therefore is in default. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above Magna convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $87,203 was recorded on the Magna notes. During the period ended September 30, 2015, debt discount of $38,943 was amortized, and the unamortized debt discount is $2,672 as of September 30, 2015.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of September 30, 2015, the principal balance of the note is $47,265, and therefore is in default. As of today the debt is still outstanding and therefore is in default.

Table of Contents	6

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of September 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above KBM convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $148,500 was recorded on the KBM notes. As of September 30, 2015, the debt discount of $62,221 was amortized, and the unamortized debt discount is $0 as of September 30, 2015.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of March 31, 2015, other convertible notes have a principal balance of $660. As of September 30, 2015, other convertible notes have a principal balance of $660.

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

On June 15, 2015, EAM Delaware LLC, a Delaware limited liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 2,500 Preferred Series A shares into 1,133,030 common shares. The Company has 7,500 Series A shares outstanding at September 30, 2015.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at March 31, 2015 and September 30, 2015.

Each share of Series C preferred stock is convertible at any time into 500 common shares.  Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2015 and September 30, 2015.

Table of Contents	7

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 6 – EQUITY

On June 25, 2015, shareholders approved of a 1 for 200 reverse split of the Company’s issued and outstanding common shares. The effective date of reverse split of the Company’s issued and outstanding common shares was August 7, 2015. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of September 30, 2015 and March 31, 2015. Any fractional shares of common stock resulting from the reverse split will "round up" to the nearest whole number. No cash will be paid to any holders of fractional interests in the Company.

Common Shares issued for convertible notes and accrued interest:

During the six months ended September 30, 2015, $5,750 of convertible debt was converted into 25,879 shares of common stock. See Note 4.

Common Shares issued for cash

During the six months ended September 30, 2015, the Company issued 50,658 common shares for cash totaling $7,500.

Common Shares issued for services

During the six months ended September 30, 2015, the Company issued 268,554 shares to Eric Mitchell, the Company CEO and CFO, as compensation and to settle accrued compensation at their aggregate fair value of $133,250.

During the six months ended September 30, 2015, the Company issued 646,715 shares to third party consultants as compensation at their fair value of $249,185.

Common Shares issued for convertible Series A Preferred stock:

During the six months ended September 30, 2015, EAM Delaware LLC, a Delaware limited liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 2,500 Preferred Series A shares into 1,133,030 common shares.

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

Table of Contents	8

The following table summarizes the Company’s warrant activity for the period ended September 30, 2015:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic Value

Outstanding at March 31, 2015	23,958	$46.00	1.05	$—
Issuance	—	—	—	—
Exercises	—	—	—	—
Forfeitures	—	—	—	—
Outstanding at September 30, 2015	23,958	$46.00	0.55	$—

NOTE 7 – RELATED PARTY BALANCES AND TRANSACTIONS

During the six months ended June 30, 2015, the Company incurred $150,000 compensation expense for Eric Mitchell, the Company CEO and CFO. Out of the $232,636 compensation expense consisting of $150,000 for the current period and $82,636 from prior year, $0 was paid in cash; $133,250 was paid by issuance of common stock to settle accrued compensation while the remaining $99,386 was still not paid. As of September 30, 2015 and March 31, 2015, the accrued compensation owed to Eric Mitchell is $99,386 and $82,636, respectively.

During the six months ended September 30, 2015, an aggregate amount of $4,675 was advanced by Eric Mitchell. As of September 30, 2015 a total of $14,185 was advanced by Eric Mitchell and the advance is due on demand with 0% interest.

During the six months ended September 30, 2015, the Company reclassified DEVCAP Partners LLC related party accounts payable of $112,500 to accounts payable due to the fact that DEVCAP Partners LLC owns less than 10% of the Company’s issued and outstanding common shares.

NOTE 8 – SUBSEQUENT EVENTS

On January 26, 2016 the Company issued 13,158 shares of restricted common stock in exchange for cash from a subscription receivable totaling $2,500.

On January 26, 2016, the Company issued 124,313 shares of restricted common stock to third party consultants and vendors as compensation. The fair value of the shares was determined to be $43,510.

On January 26, 2016, EAM Delaware LLC converted 5,000 Preferred Series A stock into 7,663,667 restricted common shares.

On January 26, 2016 the Company issued 411,239 shares of restricted common stock to settle accrued compensation $143,934.

Table of Contents	9

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

Table of Contents	10

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

Table of Contents	11

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues. No revenues were recognized for the three months ended September 30, 2015 and 2014.

Wages and benefits. Wages and benefits expense of $75,000 increased by $7,500 and 11% for the three months ended September 30, 2015 as compared to the same period in 2014. The increase is mainly due to an increase in compensation policy.

Audit and accounting.  Audit and accounting expense of $12,500 decreased by $4,687 and 27% for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease in the audit and accounting expense is related to a decrease in corporate finance activities and the timing of services invoiced.

Table of Contents	12

Legal Fee.  Legal fee expense of $15,000 increased by $7,236 and 93% for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in the legal fee is related to an increase in services required for certain corporate actions.

Other general and administrative expenses. Other general and administrative expense of $8,885 decreased by $585,381 and 99% for the three months ended September 30, 2015 as compared to the same period in 2014. Those expenses consist primarily of company’s business development including advertising and promotion programs, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $111,385 for the three months ended September 30, 2015 and a loss of 686,717 for the same period in 2014.

Interest expense. We incurred $34,482 of interest expense for the three months ended September 30, 2015 and $30,576 for the same period in 2014. The increase in interest expense is mainly related to the increase in debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $145,867 for the three months ended September 30, 2015, and we generated a net loss of $717,293 for the same period in 2014.

Six Months Ended September 30, 2015 and 2014

Revenues.  No revenues were recognized for the six months ended September 30, 2015 and 2014.

Wages and benefits. Wages and benefits expense of $150,000 increased by $13,953 and 10% for the six months ended September 30, 2015 as compared to the same period in 2014. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expense of $14,000 decreased by $7,925 and 36% for the six months ended September 30, 2015 as compared to the same period in 2014. The decrease in the audit and accounting expense is related to a decrease in corporate finance activities and the timing of services invoiced.

Legal fee.   Legal fee of $15,750 decreased by $8,917 and 36% for the six months ended September 30, 2015 as compared to the same period in 2014. The decrease in legal fees is mainly related to a decrease in new financing agreements with third parties.

Other general and administrative expenses.  Other general and administrative expense of $236,049 decreased by $401,459 and 63% for the six months ended September 30, 2015 as compared to the same period in 2014. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to the decrease in software development activities.

Loss from operations. Our loss from operations was $415,799 for the six months ended September 30, 2015 and $820,147 for the same period in 2014. The increase is mainly related to the net effect of an increase in the company’s business development including a new advertising and promotion program and the increase in the compensation policies.

Interest expense. We incurred $128,922 in interest expense for the six months ended September 30, 2015 and $55,157 for the same period in 2014. The increase in interest expense is mainly related to the increase of debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $544,721 for the six months ended September 30, 2015, and a net loss of $875,304 for the same period in 2014. The decrease is mainly related to the decrease in operating expenses of $404,348 from the same period in 2014.

Table of Contents	13

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net losses and had a working capital deficiency of $769,096. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2015 and March 31, 2015, we have $19 and $255 in cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $15,411 for the six months ended September 30, 2015 reflected our net loss of $544,721, adjusted for $101,464 of amortization of debt discount, and $249,185 stock base compensation. Additional sources of cash include an increase in accrued liabilities of $177,457 and an increase in accounts payable of $1,289. Uses of cash included an increase in prepaid expenses and other current assets of $85.

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

Investing activities

Net cash used in investing activities is $0 for the six months ended September 30, 2015. Net cash used in investing activities for the six months ended September 30, 2014 of $166,403 was for the increase in development of software costs.

Financing activities

Net cash provided by financing activities of $15,175 for the six months ended September 30, 2015 includes cash received from subscription receivable of $7,500 into notes payable, advances from related parties of $4,675, and borrowing on short term notes payable of $3,000.

Net cash provided by financing activities of $455,281 for the six months ended September 30, 2014 includes funds of $208,500 borrowed from third parties, payment of $5,000 for reduction in debt principal, and proceeds from shares issuance of $226,781, and receipt of subscription receivable of $25,000.

Loan Commitments

Borrowings from Third Parties

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2015, and therefore is in default. As of today the debt is still outstanding and therefore is in default.

On June 9, 2015, the Company borrowed $3,300 from Mr. S. Karban. The maturity date of this note is June 22, 2015. This loan bears an interest rate of 10% per annum from the issuance date before default.  Interest on overdue principal after default accrues at an annual rate of 20%. The note is still outstanding as of September 30, 2015, and therefore is in default. As of today the debt is still outstanding and is in default.

On July 22, 2015, the Company converted software development cost incurred on account of $67,024 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 22, 2015. This loan bears an interest rate of 18% per annum from the date of August 24, 2014. The note is still outstanding as of September 30, 2015. As of today the debt is still outstanding and is in default.

Table of Contents	14

On August 4, 2015, the Company converted accounts payable of $112,500 from DEVCAP Partners LLC into a Note Payable. The maturity date of this note is December 20, 2015. This loan bears an interest rate of 12% per annum from the date of October 24, 2014 before default.  Interest on overdue principal after default accrues at an annual rate of 21%. The note is still outstanding as of September 30, 2015. As of today the debt is still outstanding and is in default.

On August 24, 2015, the Company converted software development cost incurred on account of $75,520 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 24, 2015. This loan bears an interest rate of 18% per annum from the date of July 22, 2014. The note is still outstanding as of September 30, 2015. As of today the debt is still outstanding and is in default.

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

Table of Contents	15

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2015. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2015.

We have noted the following material weaknesses in our control environment:

1.	Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2015.
2.	Material weaknesses in the staffing of our financial accounting department. Management had engaged an outside consultant to assist in the financial reporting. However, the number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.
3.	Material weaknesses in Segregation of Duties. The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties. Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management is still determining additional measures to remediate deficiencies related to staffing.

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

Table of Contents	16

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

Exhibits.

Consolidated Financial statements are included in the body of this report.

Exhibit Index:

31.1	Rule 15d-14(a) Certification
31.2	Rule 15d-14(1) Certification
32	Section 1350 Certification

Signatures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIT MEDIA GROUP, INC.

February 5, 2016	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Table of Contents	17