Form 10-K
period 2016-03-31
Writ Media Group, Inc.
filed 2016-08-15
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

WRIT MEDIA GROUP, INC.

a Delaware corporation

8200 Wilshire Boulevard,

Suite 200

Beverly Hills, CA 90211

310.461.3737

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, was approximately $1,537,589.

The number of shares outstanding of our Common Stock is 31,117,710 as of August 15, 2016.

The number of shares outstanding of our Preferred Stock is 2,500 as of August 15, 2016.

There are no other classes of stock.

PART I

ITEM 1. BUSINESS.

Writ Media Group, Inc. ("we", "us", "our", "WRIT", or the "Company") was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks ("FRN") was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which was launched to produce, acquire, license, and distribute music-related content in 3D and ultra-high definition (4K) for initial worldwide digital broadcast into digitally-enabled movie theaters. Through the distribution of music-related "alternative content," the Company intends to present live concerts, music documentaries, and other music-related content at affordable prices, to a massive fan base worldwide in a cost-effective manner. The Company intends to shift its focus from 3D to developing ultra-high definition (4K) content for distribution in the Americas and Asia. In some cases, Front Row Networks will also sell merchandising and other products, bolstered by both in-theater and in-App advertising, tailored around each Artist and/or event, to maximize potential merchandising and sponsorship revenues.

In February 2011, FRN completed a reverse acquisition transaction through a share exchange with WRIT, whereby WRIT acquired 100% of the issued and outstanding capital stock of FRN in exchange for 100,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT's wholly-owned subsidiary and the former FRN's shareholders became controlling stockholders of WRIT. The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

Consequently, the assets and liabilities and the historical operations were reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement were those of FRN and will be recorded at the historical cost basis. After the completion of the Share Exchange Agreement, the Company's consolidated financial statements included the assets and liabilities of both FRN and WRIT, the historical operations of FRN and the operations of WRIT from the closing date of the Share Exchange Agreement.

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

On August 19, 2013, the Company completed an acquisition transaction through a share exchange with Amiga Games Inc., whereby WRIT acquired 100% of the issued and outstanding capital stock, assets, and trademarks of Amiga Games Inc. in exchange for 500,000 shares of the Common Stock of WRIT. As a result of the acquisition, Amiga Games Inc. became WRIT's wholly-owned subsidiary.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices. WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing "retro gaming" marketplace, building on the "Amiga", "Atari", and "MS-DOS" brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

During the 2014 fiscal year, Amiga Games Inc. and Retro Infinity Inc. entered several marketing and distribution agreements, including those with Microsoft Corporation and Roku Inc. Both agreements include minimum guarantees, defined as advances against future sales. Additionally, the Retro Infinity Inc. licensed dozens of classic games for distribution via the Windows 8, Roku player, iOS (Apple), and Android platforms. Although it was the Company's strategic goal to distribute a broad range of video game titles on the Windows 8 and iOS platforms in the 4th quarter of 2014, lack of operating capital caused the Company to temporarily halt software development funding, which delayed the Company's overall gaming product release schedule. This temporary reduction in operating capital was due to mainly to regulatory delays encountered in structuring WRIT's equity-line financing, and the Company's difficulty in raising alternative investment capital, due to its sub-penny share price at the time.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc., and authorized a 1 for 1,000 reverse split of the Company's issued and outstanding shares of Common Stock. The name change was authorized to encompass the Company's broadened activities, including additional business plans and models, and the acquisition and formation of new subsidiaries. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

On January 16, 2014 WRIT's Equity Line Financing ("ELF") agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company's convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year. As of March 31, 2014, 21,829 common shares were sold generating a net amount to the company of $4,023.

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

In September 2014 the Company launched two online point of sale platforms; www.RetroInfinity.com and www.AmigaGamesInc.com to market its "retro" gaming titles directly to consumers. Both sales platforms initially offer only downloads for windows based computers. The online store launch was completed in conjunction with an initial marketing program which featured NASCAR, the RWR Retro Infinity NASCAR race team, and the "Drive to Championship Weekend" branding program. In December 2014 the Company intended to launch additional titles on additional mobile platforms, such as Windows phone, iOS, and Android platforms, so that the video game titles can be downloaded as Apps on various mobile devices, the Company experienced additional financing delays which interrupted software development and caused the Company to reschedule the anticipated release on mobile platforms into 2015. The online store launch generated an increase in consumer traffic to the Company's websites and created awareness in the Company's product, but generated minimal sales, most consumers were interested only in the mobile versions of the gaming titles, which were not yet available and still in development.

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

On June 25, 2015, the Company authorized a 1 for 200 reverse split of the Company's issued and outstanding shares of Common Stock. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

On June 20, 2016 WRIT Media Group, Inc. acquired Pandora Venture Capital Corp, a Florida based company that develops digital currency, Blockchain technology, and digital currency trading software. The Company acquired Pandora Venture Capital Corp through the issuance of 14,000,000 restricted shares of its Common Stock to the shareholders of Pandora, in exchange for all issued and outstanding shares of Pandora, making Pandora a wholly-owned subsidiary of WRIT Media Group, Inc. Financial statements of Pandora Venture Capital Corp are not being included with this filing, but will be filed in our next 10-Q filing.

We believe WRIT is well positioned to benefit from the developing market and growth in digital currency trading platforms and products, and block chain technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT's product.

ITEM 1A. RISK FACTORS.

1. Our auditor has expressed substantial doubt regarding our ability to continue as a going concern.

We continue to incur losses in our operations. While we expect to generate revenues within the next fiscal year, there is no assurance that we will be successful.

2. The creation of content for the entertainment and gaming industries is highly competitive and we will be competing with companies with much greater resources than we have.

The business in which we engage is significantly competitive. Each of our primary business operations is subject to competition from companies which, in some instances, have greater development, production, and distribution and capital resources than us. We compete for relationships with a limited supply of facilities and talented creative personnel to produce our films. We will compete with major entertainment companies, such as Sony, Warner Brothers, Disney, AEG, Live Nation, Electronic Arts, Ubisoft, Zynga and others for content. We also anticipate that we will compete with a large number of United States-based and international distributors and sub-distributors of alternative content including divisions of Sony/MGM, Cinedigm Digital Cinema Corp., NCM Fathom, and Screenvision in the production of music-related and event content that may be expected to appeal to national and international audiences. Additionally, our video games will compete with thousands of other "Apps" which are available in the App stores of Apple, Samsung, Microsoft and other mobile stores. More generally, we anticipate we will compete with various other leisure-time activities, such as home videos, movie theaters, personal computers and other alternative sources of entertainment.

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

There is also active competition among all companies in the entertainment and related industries for services of software developers, producers, directors, musicians and other Artists, and for the acquisition of entertainment properties. The increased number of entertainment offerings in the United States and abroad has resulted in increased competition for audience attention and may have an effect on the Company's ability to acquire and produce product. Revenues for any entertainment products depend in part on general economic conditions, but the competitive situation of an entertainment product offering is still greatly affected by the quality of, and public response to, the entertainment product that the artist makes available to the marketplace.

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

4. The competition for distribution channels may have an adverse effect on revenues.

In the distribution of motion pictures and video games, there is very active competition to obtain distribution channels such as theaters, television networks, and other distribution channels throughout the world. A number of major global conglomerates have acquired motion picture theaters, television networks, and content streaming services. Such acquisitions may have an adverse effect on our distribution endeavors and our ability to book certain distribution outlets which, due to their prestige, size and quality of facilities, are deemed to be especially desirable for content distribution.

5. The competition for securing premier placement of mobile apps may have an adverse effect on video gaming revenues.

In the distribution of mobile apps, including the Company's video games, there is very active competition to obtain premiere placement and advertising dollars from mobile manufacturers and service providers throughout the world. A number of major software publishers have acquired such relationships and opportunities with the major carriers and handset manufacturers. Such agreements may have an adverse effect on our sales, marketing and distribution endeavors, and our ability to obtain premier App store placement, due to the prestige, size and quality of the established companies' product lines.

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

We believe that our future success will be partially affected by continued growth in the use of digital, 3D, and ultra-HD (4K) broadcasting. The production, acquisition and distribution of music-related content to movie theaters and by home video retailers, free TV broadcasters, cable, 3D and ultra-HD cable channels, and mobile streaming providers are still relatively new, and predicting the extent of further growth, if any, is difficult. The market for this content is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. Our failure to adapt to any technological developments effectively could adversely affect our business, operating results, and financial condition.

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

10. Holding, trading, or engaging in transactions in digital currency is highly speculative and uncertain in nature, which may have an adverse effect on revenues.

The market for digital currency is still new and uncertain, and investors trading in digital currency, or that have funds invested in digital currency, may lose their entire investment. Whether the market for one or more digital currencies will move up or down, or whether a particular digital currency will lose all or substantially all of its value, is unknown. Such consumer risk may have an adverse effect on our sales, marketing and distribution endeavors, and our ability to establish trading revenues.

11. Markets for digital currency have varying degrees of liquidity.

Thin markets can amplify volatility and reduce the probability that there will be an active market for one to sell, buy, or trade digital currency or products derived from or ancillary to them. In addition to liquidity risks, values in any digital currency marketplace are volatile and can shift quickly. Participants in any digital currency market are warned that they should pay close attention to their position and holdings, and how they may be impacted by sudden and adverse shifts in trading and other market activities. Our failure to create liquidity or adapt to any technological developments effectively could adversely affect our business, operating results, and financial condition.

12. The legal status of certain digital currencies may be uncertain.

The legality of holding or trading digital currencies is not always clear. Whether and how one or more digital currencies constitute property, or assets, or rights of any kind may also seem unclear. Participants are responsible for knowing and understanding how digital currencies will be addressed, regulated, and taxed under applicable law. Such legal risk may have an adverse effect on our sales, marketing and distribution endeavors, and our ability to establish trading revenues.

13. Accepting digital currencies on deposit or with any third party in a custodial relationship has attendant security risks.

Loss or theft of digital currency can occur through a security breach, user error, or a technological failure at a virtual currency wallet or exchange. Risks include security breaches, risk of contractual breach, and risk of loss. Virtual currency can be spent by anyone in possession of the associated ownership credentials. Transactions in most currencies are not reversible, even if the result of fraud or unauthorized use. In the event that a payment is misdirected, an incorrect amount is transferred, or a transaction is not completed in a timely manner due to an error by a virtual currency wallet, exchange, or processor, in most currencies the transaction is not reversible, the error is not correctible, and the consumer has no recourse against the wallet, exchange, or processor. Our failure to create secure transaction processing, or adapt to new security features or developments, could adversely affect our business, operating results, and financial condition.

14. Disclosure and financing risks associated with digital currency trading activities.

Wallets and exchange operators have no obligation to provide disclosures to consumers related to service fees or charges associated with virtual currency transactions, the volatility and unregulated nature of the virtual currency ecosystem, or any of the other risks associated with such transaction. Financing a purchase or sale of digital currencies on a peer-to-peer basis creates the risk of losing your provided financing. Similarly, when accepting financing to enter a trading agreement, you accept the risk of not being able to repay that financing (e.g., if the market price of the digital currency you purchased with the financing falls). The Company must know all of the terms of any contracts entered into and how their trading strategies and other market risk factors can affect its financing obligations. Our failure to create a transparent transaction processing systems, trading risk management systems, or adapt to new security features or developments, could adversely affect our business, operating results, and financial condition.

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

ITEM 3. LEGAL PROCEEDINGS.

On July 21, 2016, Magna Equities II, LLC and Hanover Holdings I, LLC (collectively as "Magna") filed a Summons with Notice of Appearance against the Company, and its former and current transfer agents (collectively as the "Parties"), in the Supreme Court of the State of New York, County of New York. The litigation is in its preliminary stages, the Company has not yet been served, and discovery has not yet commenced. Magna's allegations against the Parties, which are briefly outlined in the summons, are to recover monetary damages related to Magna's loan to the Company which has a principal balance equal to $85,750. Magna alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and negligence against the Parties and seeks relief in excess of $1,500,000. Although the company has reason to believe that it will prevail on the merits of a summary judgment, the litigation could have a lengthy duration, and the ultimate outcome cannot be predicted at this time.

On July 27, 2016, Mr. George Sharp filed suit against the company in the Superior Court of California, County of San Diego. Sharp had previously filed a similar lawsuit in 2011 which was dismissed on February 16, 2012, and included a settlement agreement signed by Sharp which was filed with the Superior Court of California, County of Los Angeles (Case Number: BC461550) Sharp alleges misrepresentation and violation of the Unfair Business Practices Act, and seeks unspecified damages. The litigation is in its preliminary stages, the Company has not yet been served, and discovery has not yet commenced. Although the company has reason to believe that it will prevail on the merits of a summary judgment, the litigation could have a lengthy duration, and the ultimate outcome cannot be predicted at this time.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Markets Group Inc. System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during the fiscal year ended March 31, 2016 and 2015. The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2016

Quarter	High	Low

First	0.20	1.20
Second	0.25	1.09
Third	0.45	0.58
Fourth	0.20	0.92

Fiscal Year Ended March 31, 2015

Quarter	High	Low

First	84.00	8.00
Second	19.00	3.00
Third	10.00	1.20
Fourth	1.90	0.48

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock" for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(b) Holders.

There are 6,421 holders of record of the Company's Common Stock, of which 109 are active holders.

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

(g) Recent Sale of Unregistered Securities

During the year ended March 31, 2016, the Company issued 250,066 shares for cash totaling $26,500 and issued 1,450,821 shares of common stock to employees and third party consultants as compensation, with the fair value of the shares determined to be $569,879. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each shareholder had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A "Risk Factors" in our annual report on Form 10-K for fiscal year ended March 31, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements made by penny stock issuers are excluded from the safe harbors in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the Security and Exchange Commission ("SEC"). These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

WRIT Media Group, Inc. ("we", "us", "our", "WRIT", or the "Company") was incorporated as Writers' Group Film Corp. in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats.

Front Row Networks ("FRN") was incorporated on July 27, 2010 in the State of Nevada. The Company is a content creation company which was launched to produce, acquire, license, and distribute music-related content in 3D and ultra-high definition (4K) for initial worldwide digital broadcast into digitally-enabled movie theaters. Through the distribution of music-related "alternative content," the Company intends to present live concerts, music documentaries, and other music-related content at affordable prices, to a massive fan base worldwide in a cost-effective manner. The Company intends to shift its focus from 3D to developing ultra-high definition (4K) content for distribution in the Americas and Asia. In some cases, Front Row Networks will also sell merchandising and other products, bolstered by both in-theater and in-App advertising, tailored around each Artist and/or event, to maximize potential merchandising and sponsorship revenues.

In February 2011, FRN completed a reverse acquisition transaction through a share exchange with WRIT, whereby WRIT acquired 100% of the issued and outstanding capital stock of FRN in exchange for 100,000 shares of the Common Stock of WRIT. As a result of the reverse acquisition, FRN became WRIT's wholly-owned subsidiary and the former FRN's shareholders became controlling stockholders of WRIT. The share exchange transaction with WRIT was treated as a reverse acquisition, with FRN as the accounting acquirer and WRIT as the acquired party.

Consequently, the assets and liabilities and the historical operations were reflected in the consolidated financial statements for periods prior to the Share Exchange Agreement were those of FRN and will be recorded at the historical cost basis. After the completion of the Share Exchange Agreement, the Company's consolidated financial statements included the assets and liabilities of both FRN and WRIT, the historical operations of FRN and the operations of WRIT from the closing date of the Share Exchange Agreement.

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

On August 19, 2013, the Company completed an acquisition transaction through a share exchange with Amiga Games Inc., whereby WRIT acquired 100% of the issued and outstanding capital stock, assets, and trademarks of Amiga Games Inc. in exchange for 500,000 shares of the Common Stock of WRIT. As a result of the acquisition, Amiga Games Inc. became WRIT's wholly-owned subsidiary.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices. WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing "retro gaming" marketplace, building on the "Amiga", "Atari", and "MS-DOS" brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

During the fiscal year, Amiga Games Inc. and Retro Infinity Inc. entered several marketing and distribution agreements, including those with Microsoft Corporation and Roku Inc. Both agreements include minimum guarantees, defined as advances against future sales. Additionally, the Retro Infinity Inc. licensed dozens of classic games for distribution via the Windows 8, Roku player, iOS (Apple), and Android platforms. Although it was the Company's strategic goal to distribute a broad range of video game titles on the Windows 8 and iOS platforms during the 4th quarter of 2014, lack of operating capital caused the Company to temporarily halt software development funding, which delayed the Company's overall gaming product release schedule. This temporary reduction in operating capital was due to mainly to regulatory delays encountered in structuring WRIT's equity-line financing, and the Company's difficulty in raising alternative investment capital, due to its sub-penny share price at the time.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc., and authorized a 1 for 1,000 reverse split of the Company's issued and outstanding shares of Common Stock. The name change was authorized to encompass the Company's broadened activities, including additional business plans and models, and the acquisition and formation of new subsidiaries. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

On January 16, 2014 WRIT's Equity Line Financing ("ELF") agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company's convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year.

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

In September 2014 the Company launched two online point of sale platforms; www.RetroInfinity.com and www.AmigaGamesInc.com to market its "retro" gaming titles directly to consumers. Both sales platforms initially offer only downloads for windows based computers. The online store launch was completed in conjunction with an initial marketing program which featured NASCAR, the RWR Retro Infinity NASCAR race team, and the "Drive to Championship Weekend" branding program. In December 2014 the Company intended to launch additional titles on additional mobile platforms, such as Windows phone, iOS, and Android platforms, so that the video game titles can be downloaded as Apps on various mobile devices, the Company experienced additional financing delays which interrupted software development and caused the Company to reschedule the anticipated release on mobile platforms into 2015. The online store launch generated an increase in consumer traffic to the Company's websites and created awareness in the Company's product, but generated minimal sales, most consumers were interested only in the mobile versions of the gaming titles, which were not yet available.

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

On June 25, 2015, the Company authorized a 1 for 200 reverse split of the Company's issued and outstanding shares of Common Stock. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

On June 20, 2016 WRIT Media Group, Inc. acquired Pandora Venture Capital Corp, a Florida based company that develops digital currency, Blockchain technology, and digital currency trading software. The Company acquired Pandora Venture Capital Corp through the issuance of 14,000,000 restricted shares of its Common Stock to the shareholders of Pandora, in exchange for all issued and outstanding shares of Pandora, making Pandora a wholly-owned subsidiary of WRIT Media Group, Inc. Financial statements of Pandora Venture Capital Corp are not being included with this filing, but will be filed in our next 10-Q filing.

We believe WRIT is well positioned to benefit from the developing market and growth in digital currency trading platforms and products, and block chain technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT's product.

Financial Performance Highlights

The following summarizes certain key financial information for the fiscal year ended March 31, 2016 and for the fiscal year ended March 31, 2015:

•	Revenues: Our revenues were $0 and $0 for the fiscal years ended March 31, 2016 and 2015.

•	Net loss: Net loss was $1,402,141 and $2,203,576 for the fiscal years ended March 31, 2016 and 2015.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended March 31, 2016 and 2015.

	For the Year Ended 03/31/2016	For the Year Ended 03/31/2015
Operating Expenses:
Wages and benefits	$300,000	$258,447
Audit and accounting	49,000	57,485
Legal fee	31,520	38,436
Other general and administrative	328,759	1,641,013
Loss from operations	(709,279)	(1,995,381)

Interest expense	(692,862)	(208,195)
Net loss	$(1,402,141)	$(2,203,576)

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Revenues. Revenues remained the same $0 for the fiscal years ended March 31, 2016 and March 31, 2015, the results are due to a decrease in content delivered to customers, and delays in product development.

Wages and benefits. Wages and benefits expenses increased 16% to $300,000 for the fiscal year ended March 31, 2016 from $258,447 for the fiscal year ended March 31, 2015. The increase is mainly due to an increase in personnel costs during the year. The wages and benefits expenses for the fiscal year ended March 31, 2016 and 2015 include employee stock compensation in the amount of $147,623 and $60,334, respectively.

Audit and accounting. Audit and accounting expenses decreased 14.8% to $49,000 for the fiscal year ended March 31, 2016, from $57,485 for the fiscal year ended March 31, 2015. The decrease in the audit and accounting expense is mainly related to financing and timing of other transactions for the Company.

Legal fees. Legal Fees decreased 18% to $31,520 for the fiscal year ended March 31, 2016 from $38,436 for the fiscal year ended March 31, 2015. The decrease in legal fees was related to a decrease in legal expenses related to financing and other transactions for the Company.

Other general and administrative expenses. Other general and administrative expenses decreased to $328,759 for the fiscal year ended March 31, 2016 from $1,641,013 for the fiscal year ended March 31, 2015. Those expenses consist primarily of company's decrease in business development, consulting fees and other expenses incurred in connection with general operations of Amiga Games Inc.

Loss from operations. Our loss from operations was $709,279 for the fiscal year ended March 31, 2016 and $1,995,381 for the fiscal year ended March 31, 2015.

Interest expense. We incurred $692,862 in interest expense for the fiscal year ended March 31, 2016, and $208,195 in interest expense for the fiscal year ended March 31, 2015. The increase in interest expense is mainly due to an increase in additional borrowings, extinguished debt, and debt discount amortization.

Net loss. As a result of the foregoing factors, we generated a net loss of $1,402,141 and a net loss of $2,203,576 for the fiscal years ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,185,694 at March 31, 2016 that includes losses of $1,402,141 for the fiscal year ended March 31, 2016, and had accumulated deficits of $1,783,553 at March 31, 2015 that includes losses of $2,203,576 for the fiscal year ended March 31, 2015. The Company also had a working capital deficiency of $619,696 as of March 31, 2016 and $620,060 as of March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2016 and March 31, 2015, we have $264 and $255 respectively in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, sale of restricted stock through private placements, and borrowings from third and related parties.

	For the Year Ended 3/31/2016	For the Year Ended 03/31/2015
Net cash used in operating activities	$(45,433)	$(345,616)
Net cash used in investing activities	-	(191,230)
Net cash provided by financing activities	45,442	511,291
Net increase (decrease) in cash and cash equivalents	9	(25,555)
Cash and cash equivalents at beginning of the period	255	25,810
Cash and cash equivalents at end of the period	$264	$255

Operating activities

Cash used in operating activities of $45,433 for the fiscal year ended March 31, 2016 which reflected our net loss of $1,402,141, adjusted for $447,623 of stock based compensation to employees, consultants and other services, $484,511 of amortization of debt discount, $552 of depreciation, an increase in accounts payable of $110,365, and an increase in accrued expenses of $313,802. Additional uses of cash include an increase in prepaid expenses and other assets of $145.

Cash used in operating activities of $345,616 for the fiscal year ended March 31, 2015 which reflected our net loss of $2,203,576 adjusted for non-cash expenses, consisting primarily of $821,235 of impairment of intangible asset, $632,152 of stock based compensation to employees, consultants and other services, $552 of depreciation, and $177,119 of amortization of debt discount. Additional major sources of cash include an increase in accounts payable of $112,900, decrease in prepaid expenses and other assets of $5,292, and an increase in accrued expenses of $108,710.

Investing activities

The net cash used in investing activities is for the fiscal year ended March 31, 2016 was $0 and is primarily due to discontinuation of software development costs. During the fiscal year ended March 31, 2015 there was $191,230 net cash used by our investing activities, primarily due to funds invested in software development costs of $146,170 and cash paid for prior year software development costs of $45,060.

Financing activities

Net cash provided by financing activities of $45,442 and $511,291 for the fiscal years ended March 31, 2016 and March 31, 2015, respectively. During the fiscal year ended March 31, 2016 there were funds borrowed on short term notes payable of $3,000, proceeds from shares issued for cash of $26,500, and borrowing from related parties of $15,942. During the fiscal year ended March 31, 2015 there were funds borrowed on short term notes payable of $12,500, borrowing on convertible debt of $242,500, cash received from subscription receivable of $25,000, advances from related party of $9,510 and proceeds from shares issued for cash of $226,781 offset by payments of short term notes of $5,000.

Loan Commitments

Borrowings from Related Parties

During the year ended March 31, 2016, $15,942 was advanced by Eric Mitchell and the advance is due on demand with 0% interest.

Borrowings from Third Parties

Burnside Digital LLC

On July 22, 2015, the Company converted software development cost incurred on account of $67,024 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 22, 2015. This loan bears an interest rate of 18% per annum from the date of July 22, 2014. On December 22, 2015, the note was still outstanding and therefore in default. On February 22, 2016, Burnside Digital LLC assigned the note to DK International Investments Corp along with accrued default interest of $34,622 (see Note 4). The maturity date of this amended note is November 4, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 45% multiplied by the lowest bid price for the Common Stock during the nine month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. On February 22, 2016, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

On August 24, 2015, the Company converted software development cost incurred on account of $75,520 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 24, 2015. This loan bears an interest rate of 18% per annum from the date of August 24, 2014. On December 24, 2015, the note was still outstanding and therefore in default. On February 19, 2016, Burnside Digital LLC assigned the note to DK International Investments Corp along with accrued default interest of $40,109 (see Note 4). The maturity date of this amended note is November 19, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 45% multiplied by the lowest bid price for the Common Stock during the three month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. On February 22, 2016, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

DEVCAP Partners LLC

On August 4, 2015, the Company converted accounts payable of $112,500 from DEVCAP Partners LLC into a Note Payable. The maturity date of this note is December 20, 2015. This loan bears an interest rate of 12% per annum from the date of October 24, 2014 before default. Interest on overdue principal after default accrues at an annual rate of 33%. On December 20, 2015, the note was still outstanding and therefore in default. On February 22, 2016, DEVCAP Partners LLC assigned the note to DK International Investments Corp along with accrued default interest of $86,845 (see Note 4). The maturity date of this amended note is November 22, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest bid price for the Common Stock during the three month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. On March 11, 2016, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2016. As of today the debt is still outstanding and therefore is in default.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

Magna Group LLC

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of March 31, 2016. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

                S. Karban

On June 9, 2015, the Company borrowed $3,300 from S.Karban and $3,000 was received with the remaining $300 recorded as debt discount. The maturity date of this note is June 22, 2015, and this loan bears an interest rate of 10% per annum from the issuance date. The note is still outstanding as of March 31, 2016. As of today the debt is still outstanding and therefore is in default. During the year ended March 31, 2016, $300 was recorded as amortization of debt discount.

Other Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2014 was $3,130. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of March 31, 2016 and 2015, other convertible notes have a principal balance of $660.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

Sale of Technology Gaming

Revenue from sale of technology gaming applications is recognized when the following conditions are satisfied:

· Persuasive evidence of an arrangement exists

· Delivery has occurred or services have been rendered

· The seller's price to the buyer is fixed or determinable

· Collectability is reasonably assured

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

- The arrangement fee is fixed or determinable

- Collection of the arrangement fee is reasonably assured

Recent Accounting Pronouncements

See Note 1. "Organization, Business Operations and Significant Accounting Policies" to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

WRIT Media Group, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of WRIT Media Group, Inc. and its wholly owned subsidiaries (collectively, the "Company") as of March 31, 2016 and 2015, the related consolidated statements of operations, cash flows and changes in shareholders' deficit for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WRIT Media Group, Inc. and its wholly owned subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 15, 2016

WRIT Media Group, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$264	$255
Prepaid expense and other assets	615	470
Total current assets	879	725

Long Term Assets
Property, pland and equipment, net	560	1,112

Total Assets	$1,439	$1,837

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$126,550	$198,349
Accounts payable, related party	-	112,500
Accrued liability	173,203	106,442
Convertible debts, net of unamortized discount of $0 and $103,836, respectively	229,175	131,089
Notes payable	10,800	7,500
Due to related parties	25,452	9,510
Deferred Revenue	55,395	55,395
Total current liabilities	620,575	620,785
Total Liabilities	620,575	620,785

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,500 and 10,000 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 16,810,994 and 194,378 shares issued and outstanding, respectively	168	2
Additional paid in capital	2,566,390	1,164,603
Accumulated deficit	(3,185,694)	(1,783,553)
Total shareholders' deficit	(619,136)	(618,948)
Total Liabilities and Shareholders' Deficit	$1,439	$1,837

The accompanying notes are an integral part of these consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Operations

	For The Years Ended March 31,
	2016	2015
Operating Costs and Expenses
Intangible asset impairment expense	$-	$821,235
General and administrative	709,279	1,174,146
Total operating expenses	709,279	1,995,381

Loss from operations	(709,279)	(1,995,381)

Other expense
Interest expense	(692,862)	(208,195)
Net loss	$(1,402,141)	$(2,203,576)

Net loss per share:
Basic	$(0.34)	$(16.99)
Diluted	$(0.34)	$(16.99)

Weighted average common shares outstanding:
Basic	4,087,287	129,708
Diluted	4,087,287	129,708

The accompanying notes are an integral part of these consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Changes in Shareholders' Deficit

For the Fiscal Years Ended March 31, 2016 and March 31, 2015

					Additional		Total
	Common Stock		Preferred Stock - Series A		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2014	46,411	$-	10,000	$-	$(66,947)	$420,023	$353,076
Shares issued for convertible notes	35,172	1			83,190		83,191
Shares issued for cash	17,647				226,781		226,781
Shares issued for services	95,148	1			640,624		640,625
Discount on issuance of convertible note payable					280,955		280,955
Net loss						(2,203,576)	(2,203,576)
Balance at March 31, 2015	194,378	$2	10,000	$-	$1,164,603	$(1,783,553)	$(618,948)

Shares issued for convertible notes	6,109,019	61			425,138		425,199
Shares issued for cash	250,066	3			26,497		26,500
Shares issued for services, accrued compensation and accounts payable	1,450,821	14			569,865		569,879
Conversion of preferred stock to common stock	8,796,697	88	(7,500)		(88)		-
Discount on issuance of convertible note payable					380,375		380,375
Roundup issuance due to the reverse split	10,013						-
Net loss						(1,402,141)	(1,402,141)
Balance at March 31, 2016	16,810,994	$168	2,500	$-	$2,566,390	$(3,185,694)	$(619,136)

The accompanying notes are an integral part of these consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows

	For The Year Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(1,402,141)	$(2,203,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	552	552
Shares issued for services	447,623	632,152
Amortization of debt discount	484,511	177,119
Impairment of intagible asset	-	821,235
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(145)	5,292
Accounts payable	110,365	400
Accounts payable, related party	-	112,500
Accrued liabilities	313,802	108,710
Net cash used in operating activities	(45,433)	(345,616)

Cash Flows From Investing Activities
Cash paid for software development costs and license	-	(146,170)
Cash paid for software development costs incurrred on account in prior year	-	(45,060)
Net cash used in investing activities	-	(191,230)

Cash Flows From Financing Activities
Advances from related party, net	15,942	9,510
Cash received from subscription receivable	-	25,000
Proceeds from sale of stock	26,500	226,781
Borrowing on short term notes payable	3,000	12,500
Borrowing on convertible debt	-	242,500
Payment of short-term notes payable	-	(5,000)
Net cash provided by financing activities	45,442	511,291

Net increase (decrease) in cash and cash equivalents	9	(25,555)
Cash and cash equivalents, beginning of period	255	25,810
Cash and cash equivalents, end of period	$264	$255

Supplemental disclsoure information:
Income taxes paid	$-	$-
Interest paid	$2,829	$6,119
Non-cash financing activities:
Reclassification of account payable to debt	$255,044	$-
Common shares issued for convertible debt and accrued interest	$425,199	$83,191
Software development cost incurred on account	$-	$142,544
Accrued interest enrolled into debt	$161,576	$2,292
Common shares issued for accrued compensation	$82,636	$8,473
Discount on issuance of convertible note payable	$380,375	$280,955
Common shares issued for accounts payable	39,620	-
Conversion from Series A preferred stock to common stock	$88	$-

The accompanying notes are an integral part of these consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

WRIT Media Group, Inc. ("we", "our", "WRIT" or the "Company") was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats. The Company has three wholly owned subsidiaries: Front Row Networks, Inc., Amiga Games, Inc., and Retro Infinity, Inc.

Front Row Networks, Inc. is a content creation company which produces, acquires and distributes live concerts in 3D for initial worldwide digital broadcast into digitally-enabled movie theaters, TV and mobile streaming providers.

On August 19, 2013, the Company acquired certain software through the purchase of 100% of Amiga Games Inc. in exchange for 500,000 shares. Amiga Games Inc. became WRIT's wholly-owned subsidiary.

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices.

WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing "retro gaming" marketplace, building on the "Amiga", "Atari", and "MS-DOS" brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc.

On June 20, 2016, WRIT Media Group, Inc. acquired Pandora Venture Capital Corp, a Florida based company that develops digital currency, Blockchain technology, and digital currency trading software. The Company acquired Pandora Venture Capital Corp through the issuance of 14,000,000 restricted shares of its Common Stock to the shareholders of Pandora, in exchange for all issued and outstanding shares of Pandora, making Pandora a wholly-owned subsidiary of WRIT Media Group, Inc.

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

Revenue is measured at the fair value of the consideration received or receivable net of sales tax, trade discounts and customer returns.

Sale of Technology Gaming

Revenue from sale of technology gaming applications is recognized when the following conditions are satisfied:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller's price to the buyer is fixed or determinable

•	Collectability is reasonably assured

During the year ended March 31, 2016 and 2015, there was no revenue recognized. A development fee from Roku Inc. was recognized as a cash advance of $55,395 was recorded as deferred revenue as of March 31, 2016 and 2015.

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

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, "Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development costs. Costs incurred after establishing technological feasibility and before the product is released for sale to customers are capitalized.

Stock-based Compensation

Accounting Standards Codification ("ASC") 718, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 "Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

If the embedded conversion feature does not meet the definition of a liability, the Company evaluated the conversion feature under ASC 815-40 for a beneficial conversion feature at inception. The effective conversion price was then computed based on the allocation of the proceeds to the convertible debt to determine if a beneficial conversion feature exists. The effective conversion price was compared to the market price on the date of the original note and was deemed to be less than the market value of the Company's stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount that is amortized over the stated maturity of the convertible debt instrument or the earliest potential conversion date.

If the embedded conversion feature meets the definition of a liability, it requires bifurcation of the conversion feature from the debt and accounting for the conversion feature as a derivative contract liability with changes in fair value recorded in the Consolidated Statements of Operations.

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

Net Loss per Share

In accordance with ASC 260 "Earnings per Share," basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Fair Value Measurements

As defined in ASC 820 "Fair Value Measurements", fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

The Company has no financial instruments at March 31, 2016 and 2015 that are required to be fair valued on a recurring basis.

The Company considers the carrying values of cash and cash equivalents, prepaid expenses and other assets, and accounts payable and accrued liability to approximate the fair value for these accounts because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Reclassifications

Certain prior year amounts have been combined and reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,185,694 at March 31, 2016 that includes losses of $1,402,141 for the fiscal year ended March 31, 2016 and a working capital deficiency of $619,696. At March 31, 2015 the Company had accumulated deficits of $1,783,553 that includes losses of $2,203,576 for the fiscal year ended March 31, 2015 and a working capital deficiency of $620,060. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	March 31, 2016	March 31, 2015
Note payable, net of debt discount of $0 and $0 respectively	$10,800	$7,500

FOR THE YEAR ENDED MARCH 31, 2016

Burnside Digital LLC

On July 22, 2015, the Company converted software development cost incurred on account of $67,024 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 22, 2015. This loan bears an interest rate of 18% per annum from the date of July 22, 2014. On December 22, 2015, the note was still outstanding and therefore in default. On February 22, 2016, Burnside Digital LLC assigned the note to DK International Investments Corp along with accrued default interest of $34,622 (see Note 4). The maturity date of this amended note is November 4, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 45% multiplied by the lowest bid price for the Common Stock during the nine month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. On February 22, 2016, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

On August 24, 2015, the Company converted software development cost incurred on account of $75,520 from Burnside Digital LLC into a Note Payable. The maturity date of this note is December 24, 2015. This loan bears an interest rate of 18% per annum from the date of August 24, 2014. On December 24, 2015, the note was still outstanding and therefore in default. On February 19, 2016, Burnside Digital LLC assigned the note to DK International Investments Corp along with accrued default interest of $40,109 (see Note 4). The maturity date of this amended note is November 19, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 45% multiplied by the lowest bid price for the Common Stock during the three month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. On February 22, 2016, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

DEVCAP Partners LLC

On August 4, 2015, the Company converted accounts payable of $112,500 from DEVCAP Partners LLC into a Note Payable. The maturity date of this note is December 20, 2015. This loan bears an interest rate of 12% per annum from the date of October 24, 2014 before default. Interest on overdue principal after default accrues at an annual rate of 33%. On December 20, 2015, the note was still outstanding and therefore in default. On February 22, 2016, DEVCAP Partners LLC assigned the note to DK International Investments Corp along with accrued default interest of $86,845 (see Note 4). The maturity date of this amended note is November 22, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest bid price for the Common Stock during the three month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring. See more discussion about the new debt in Note 4. On March 11, 2016, the principal balance of the note plus interest was paid in its entirety and the note has been surrendered to the Company.

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2016. As of today the debt is still outstanding and therefore is in default.

S. Karban

On June 9, 2015, the Company borrowed $3,300 from S.Karban and $3,000 was received with the remaining $300 recorded as debt discount. The maturity date of this note is June 22, 2015, and this loan bears an interest rate of 10% per annum from the issuance date. The note is still outstanding as of March 31, 2016. As of today the debt is still outstanding and therefore is in default. During the year ended March 31, 2016, $300 was recorded as amortization of debt discount.

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

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0, on March 31, 2014	$26,707
Add: issuance of convertible debt	242,500
Add: reclassification from non-convertible debts to convertible debts	45,500
Add: reclassification from accrued interest to convertible debts	2,292
Less: debt discount originated from beneficial conversion feature	(280,955)
Less: principal converted into common stock	(82,074)
Add: amortization of debt discount	177,119
Convertible debt outstanding, net of debt discount of $103,836 on March 31, 2015	$131,089

Add: reclassification from non-convertible debts to convertible debts	255,044
Add: reclassification from accrued interest to convertible debts	161,576
Less: debt discount originated from beneficial conversion feature	380,375
Less: principal converted into common stock	(422,370)
Add: amortization of debt discount	484,211
Convertible debt outstanding, net of debt discount of $0 on March 31, 2016	$229,175

During the year ended March 31, 2016, $422,370 of convertible debts with accrued interest of $2,829 was converted into 6,109,019 shares of common stock.

During the year ended March 31, 2015, $82,074 of convertible debts with accrued interest of $1,118 was converted into 35,172 shares of common stock.

FOR THE YEAR ENDED MARCH 31, 2016

Magna Group LLC/Hanover Holdings

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of March 31, 2016. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above Magna convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $126,010 was recorded on the Magna notes. During the year ended March 31, 2016, debt discount of $41,615 was amortized, and the unamortized debt discount is $0 as of March 31, 2016.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, KBM Worldwide Inc. had converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above KBM convertible notes payable under ASC 815-15 and ASC 81 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $148,500 was recorded on the KBM notes. During the year ended March 31, 2016, debt discount of $62,221 was amortized, and the unamortized debt discount is $0 as of March 31, 2016.

DK International Investments Corp

On February 22, 2016, Burnside Digital LLC assigned the note to DK International Investments Corp along with accrued default interest of $34,622 (see Note 3). The maturity date of this amended note is November 4, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 45% multiplied by the lowest bid price for the Common Stock during the nine month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. On February 22, 2016, DK International Investments Corp. converted $101,646 of principal and $799 of interest into 1,138,278 common shares. This note has been converted in its entirety and has been surrendered to the Company.

On February 19, 2016, Burnside Digital LLC assigned the note to DK International Investments Corp along with accrued default interest of $40,109 (see Note 3). The maturity date of this amended note is November 19, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 45% multiplied by the lowest bid price for the Common Stock during the three month trading day period ending on the latest complete trading day prior to the conversion date. Additionally, in no event shall the conversion price be less than $0.01. On February 22, 2016, DK International Investments Corp. converted $115,629 of principal and $179 of interest into 1,286,754 common shares. This note has been converted in its entirety and has been surrendered to the Company.

On February 22, 2016, DEVCAP Partners LLC assigned the note to DK International Investments Corp along with accrued default interest of $86,845 (see Note 3). The maturity date of this amended note is November 22, 2016. This loan bears an interest rate of 8% per annum. The note is convertible into common stock at a price of 55% multiplied by the lowest bid price for the Common Stock during the three month trading day period ending on the latest complete trading day prior to the conversion date. . On March 7, 2016, DK International Investments Corp. converted $75,000 of principal into 1,363,636 common shares. On March 9, 2016, DK International Investments Corp. converted $55,000 of principal into 1,000,000 common shares. On March 11, 2016, DK International Investments Corp. converted $69,345 of principal and $1,851 of interest into 1,294,473 common shares. This note has been converted in its entirety and has been surrendered to the Company.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company evaluated the embedded conversion feature within the three modified DK International convertible notes payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $380,375 was recorded on the DK International notes. During the year ended March 31, 2016, debt discount of $380,375 was amortized, and the unamortized debt discount is $0 as of March 31, 2016.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2015 was $660. The note is in default. As of March 31, 2016, other convertible notes have a principal balance of $660.

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

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company's Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2015, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

NOTE 5 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board. The Company has 2,500 and 10,000 Series A preferred shares outstanding at March 31, 2016 and 2015.

On June 15, 2015, EAM Delaware LLC, a Delaware Limited Liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 2,500 Preferred Series A shares into 1,133,030 common shares.

On January 25, 2016, EAM Delaware LLC, a Delaware limited Liability Company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 5,000 Preferred Series A shares into 7,663,667 common shares.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at March 31, 2016 and 2015.

Each share of Series C preferred stock is convertible at any time into 500 common shares. Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2016 and 2015.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 6 – EQUITY

On June 25, 2015, shareholders approved of a 1 for 200 reverse split of the Company's issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company's financial statements as of March 31, 2016, and 2015.

For the Year Ended March 31, 2016:

Shares issued for convertible notes:

During the year ended March 31, 2016, $422,370 of convertible debts with accrued interest of $2,829 was converted into 6,109,019 shares of common stock. See Note 4.

Common Shares issued for cash

During the year ended March 31, 2016, the Company issued 250,066 common shares for cash totaling $26,500.

Common Shares issued for services and accounts payable

During the year ended March 31, 2016, the Company issued 579,017 shares to Eric Mitchell, the Company CEO and CFO, as compensation at their fair value of $194,548.

During the year ended March 31, 2016, the Company issued 771,028 shares to third party consultants as compensation at their fair value of $292,695, out of which $39,620 was included in prior year accounts payable.

Common Shares issued for accrued compensation

During the year ended March 31, 2016, the Company issued 100,776 shares to Eric Mitchell, the Company CEO and CFO, to settle accrued compensation of $82,636. The fair value of the shares was determined to be $82,636, resulting in no loss on settlement.

Common Shares issued for convertible Series A Preferred stock:

During the year ended March 31, 2016, EAM Delaware LLC, a Delaware limited Liability Company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 7,500 Preferred Series A shares into 8,796,697 common shares.

Warrants Issued

Under a subscription agreement dated March 18, 2014, the Company issued 3,125 restricted common shares to Irwin Zalcberg for cash totaling $50,000. Along with the subscription agreement, the Company issued warrants to purchase 3,125 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $24.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of March 31, 2016, the warrants remain un-exercised and have been forfeited.

Under a subscription agreement dated April 21, 2014, the Company issued 16,667 restricted common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 20,833 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $50.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of March 31, 2016, the warrants remain un-exercised.

The following table summarizes the Company's warrant activity for the year ended March 31, 2016:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding and exercisable at March 31, 2015	23,958	$46.00	1.05	$-
Issuance	-	-	-	-
Exercises	-	-	-	-
Forfeitures	3,125	24.00	-	-
Outstanding and exercisable at March 31, 2016	20,833	$50.00	.06	$-

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

The following table summarizes the Company's warrant activity for the year ended March 31, 2015:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding and exercisable at March 31, 2014	3,125	$24.00	0.97	$-
Issuance	20,833	50.00	1.06	-
Exercises	-	-	-	-
Forfeitures	-	-	-	-
Outstanding and exercisable at March 31, 2015	23,958	$46.00	1.05	$-

NOTE 7 - ASSETS ACQUISITION AND INTANGIBLE ASSETS

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

The following table summarizes the composition of intangible assets as of March 31, 2015.

Total of intangible assets	$821,235

Software Asset impairment as of March 31, 2015	(821,235)

Total Intangible Assets	$-

NOTE 8 – CONCENTRATION

For the fiscal year ended March 31, 2016, 100% of the Company's deferred revenue is generated from gaming applications development with two customers, Microsoft Corporation and Roku Inc.

NOTE 9 – RELATED PARTY BALANCES AND TRANSACTIONS

For the Year Ended March 31, 2016:

During the year ended March 31, 2016, the Company incurred $300,000 compensation expense for Eric Mitchell, the Company CEO and CFO. Out of the $300,000 compensation expense, $0 was paid in cash; $194,548 was paid by issuance of common stock while the remaining $105,452 was still not paid. During the year ended March 31, 2016, the Company also issued 100,776 shares to Eric Mitchell, by the Company to settle accrued compensation of $82,636 from prior year. As of March 31, 2016, the accrued compensation owed to Eric Mitchell, is $105,452 (presented as part of accrued liability balance on the accompanying consolidated balance sheets).

During the year ended March 31, 2016, $15,942 was advanced to the Company by Eric Mitchell and the advance is due on demand with 0% interest. As of March 31, 2016, in total $25,452 advances were owed to him.

During the year ended March 31, 2016, DEVCAP Partners owned less than 10% of the Company's issued and outstanding common shares, and is no longer a related party.

For the Year Ended March 31, 2015:

During the year ended March 31, 2015, the Company incurred $270,097 compensation expense for Eric Mitchell, the Company CEO and CFO. Out of the $270,097 compensation expense, $135,600 was paid in cash; $51,861 was paid by issuance of common stock while the remaining $82,636 was still not paid. During the year ended March 31, 2015, the Company also issued 847 shares to Eric Mitchell, the Company to settle accrued compensation of $8,473 from prior year. As of March 31, 2015, the accrued compensation owed to Eric Mitchell, is $82,636 (presented as part of accrued liability balance on the accompanying consolidated balance sheets).

During the year ended March 31, 2015, $9,510 was advanced by Eric Mitchell and the advance is due on demand with 0% interest.

During the year ended March 31, 2015, the Company engaged DEVCAP Partners LLC for marketing and branding services and incurred a total expense of $611,250. Out of $611,250, $498,750 was paid by issuance of 65,625 shares of common stock and the remaining $112,500 was still not paid as of March 31, 2015. Due to the stock issuance for services provided, DEVCAP Partners LLC became majority shareholder, owning more than 10% the Company's issued and outstanding common shares. As of March 31, 2015, the accounts payable balance owed to DEVCAP Partners LLC is $112,500.

NOTE 10 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net loss of $1,402,141 as of March 31, 2016 and a net loss of $2,203,576 as of March 31, 2015. The following table shows the net deferred tax benefit:

	March 31, 2016	March 31, 2015
Deferred Tax Benefit	$566,776	$348,049
Allowance	(566,776)	(348,049)
Net Deferred Tax Benefit	$-	$-

The tax asset benefits for the net operating losses carried forward for future years are $1,619,000 and $994,000 respectively, for the years ended March 31, 2016 and March 31, 2015, respectively.

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

Tax returns for the years since 2013 are still open; the provision for unpaid federal income taxes reflected in the balance sheet is adequate to cover any additional assessments resulting from examinations already made or from those to be made by the Service.

NOTE 11 – SUBSEQUENT EVENTS

On April 5, 2016 the Company entered into a debt modification agreement with debt holder S Karban. The modified note is convertible into common stock at a price of $0.10, bears an extend maturity date of October 14, 2016, and an interest rate of 8% per annum. The principal amount of the modified note is $4,475 which includes the original principal balance of $3,300 plus accrued interest of $1,175, and on April 5, 2016, it was converted into 44,750 common shares.This note has been converted in its entirety and has been surrendered to the Company.

On April 18, 2016, the Company issued 27,966 common shares for cash totaling $2,517.

On June 20, 2016, the Company issued 14,000,000 common shares to acquire the assets of Pandora Venture Capital Corp. Pandora has developed business solutions for digital currency, Blockchain technology, and digital currency trading. Pandora's CrypStock.com is an online platform which allows investors to trade digital currencies similar to a stock exchange. Pandora's Pelecoin digital currency is a product which utilizes unique "value event" emission protocol and can be utilized with trade exchanges, loyalty rewards and a payment support platform. Pandora is also developing an enterprise Blockchain platform that enables institutions to design, deploy, and operate financial networks that can power assets in various markets. The 14,000,000 shares were valued using the $0.34 per share closing price on the acquisition date for total purchase price consideration of $4,760,000.

On June 21, 2016 the Board of Directors of WRIT Media Group, Inc. appointed Boris Nayflish as an independent director to serve on the Board. The appointment was effective as of June 20, 2016. The Board was not required to increase its size due to the existence of vacancies on the Board at the time of appointment. The Board does not expect at this time that Mr. Nayflish will receive any cash or stock compensation as director.

On June 22, 2016, the Company borrowed $5,000 on a note payable with 8% interest rate and maturity date of June 22, 2017.

On July 20, 2016, the Company issued 234,000 common shares for cash totaling $23,400.

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC on a note payable with 12% interest rate and maturity date of August 5, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2016. The Company has taken the steps described below to remediate such material weaknesses.

(B) Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company's internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company' assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2016.

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

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company is not an "accelerated filer" for the fiscal year ended March 31, 2016 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

Eric Mitchell	49	Director, CEO and President, Treasurer and CFO

Rebecca Bieker	59	Secretary

Eric Mitchell, Director, Chief Executive Officer, President, Treasurer & Chief Financial Officer.

Eric Mitchell has over 20 years of financial, business development, and strategic planning experience in the motion picture industry. Mr. Mitchell started his career in 1990 as an executive with Sony Pictures Entertainment's Tri-Star Pictures division. At Sony, Mr. Mitchell was responsible for overseeing strategic planning, financial planning, and business development within the motion picture group. His acquisition, business affairs, and financial talents helped Sony gain domestic and certain foreign film rights to blockbuster hits CLIFFHANGER, SNIPER, THREESOME, and WEEKEND AT BERNIES 2. Eric negotiated and secured theatrical & video rights to SWAN PRINCESS for Columbia TriStar Home Video, and this title became the highest grossing family title for CTHV and spawned three sequels. Mr. Mitchell also assisted Tri-Star's Vice Chairman in acquiring multi-picture distribution rights with Carolco Pictures, which generated $250 million in profit, the most ever in Tri-Star history, generating such hits as LA STORY, UNIVERSAL SOLDIER, THE DOORS, TOTAL RECALL, BASIC INSTINCT, and TERMINATOR 2.

As an advisor to the Chairman, Mr. Mitchell helped newly-formed Crusader Entertainment raise over $300 million for overhead and motion picture financing from investor Philip Anschutz and Anschutz Entertainment Group ("AEG"). Crusader was owned by producers Howard and Karen Baldwin and AEG, and over a four year period produced eight motion pictures, including such memorable films as Oscar and Golden Globe award-winning RAY and action blockbuster SAHARA.

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

Eric has produced several motion pictures including IN THIS CORNER, 100 KILOS, THE ANNIHILATION OF FISH, and DEATH SENTENCE starring Kevin Bacon, and has served as Executive Producer for Royal Street Entertainment LLC on its Lifetime and Hallmark TV movies CITIZEN JANE and SECRETS IN THE WALLS. Mr. Mitchell has also taught a film finance class for Paul Heller's "Producing the Independent Film" at the UCLA Extension Center. Eric is a graduate of Carnegie Mellon University and received his Master's Degree in Management from the Massachusetts Institute of Technology's Sloan School of Management.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Eric Mitchell	FY2016	$-	$-	$194,546	$-	$-	$-	$-	$194,546
President	FY2015	135,600	-	60,334	-	-	-	-	195,934
	FY2014	80,503	-	133,341	-	-	-	-	213,844

Rebecca Bieker	FY2016	-	-	-	-	-	-	-	-
Secretary	FY2015	-	-	-	-	-	-	-	-
	FY2014	-	-	6,000	-	-	-	-	6,000

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Eric Mitchell	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)	Security Ownership of Certain Beneficial Owners.

(b)	Security Ownership of Management.

The following table sets forth the security and beneficial ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company, and any holder of more than 5% of each class of stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Eric Mitchell	9,489,140 shares	56.4%

Common Stock	Rebecca Bieker	0 shares	0%

Preferred Stock, Series A	Eric Mitchell	2,500 shares	100%

(c)	Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions during the fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2016	March 31, 2015

Audit Fees	$49,000	$57,485
Audit Related Fees	$-	$-
Tax Fees	$-	-
All Other Fees	$-	-

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

3.1*	Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form S-1/A (File No. 333-147959)}

3.2*	Bylaws {Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-147959)}

4.1	Certificate of Designation of Series A Cumulative Convertible Preferred Stock

4.2	Certificate of Designation of Series B Cumulative Convertible Preferred Stock

4.3	Certificate of Designation of Series C Cumulative Convertible Preferred Stock

4.4*	Common Stock Certificate Form

4.5*	Restated Share Exchange Agreement of February 25, 2011{Exhibit 2.1 to our Form 8-K/A (File No. 333-147959)}

10.1	Subscription Agreements from Irwin Zalcberg

10.2	Loan Agreement with Nancy Louise Jones

14.1*	Code of Ethics {Exhibit 14 to our Form 10-K FYE March 31, 2008 (File No. 333-147959)}

21.1*	Subsidiaries of our Company {Exhibit 21.1 to our Registration Statement on Form SB-2/A (File No. 333-147959)}

23.1	Consent of Malone Bailey LLP, Independent Auditor

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________________

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

WRIT Media Group, Inc.

Date: August 15, 2016	By:	/s/ Eric Mitchell
Eric Mitchell
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2016	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director

