Form 10-Q
period 2016-09-30
Writ Media Group, Inc.
filed 2016-11-15
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

WRIT MEDIA GROUP, INC.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 31,927,710 as of November 14, 2016.

The number of shares outstanding of our Preferred Stock is 2,500 as of November 14, 2016.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT Media Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	March 31,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$263	$264
Prepaid expense and other assets	615	615
Total current assets	878	879

Long Term Assets
Property, pland and equipment, net	-	560
Intangible assets, net	4,760,000	-

Total Assets	$4,760,878	$1,439

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$73,807	$126,550
Accrued liabilities	375,648	173,203
Convertible debts, net of unamortized discount of $0 and $0 respectively	229,175	229,175
Notes payable	12,500	10,800
Notes payable - related party	125,000	-
Due to related parties	483	25,452
Deferred revenue	55,395	55,395
Total current liabilities	872,008	620,575
Total Liabilities	872,008	620,575

Shareholders' Equity (Deficit)
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,500 shares issued and outstanding	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 31,727,710 and 16,810,994 shares issued and outstanding, respectively	318	168
Additional paid in capital	7,417,607	2,566,390
Accumulated deficit	(3,529,055)	(3,185,694)
Total shareholders' equity (deficit)	3,888,870	(619,136)
Total Liabilities and Shareholders' equity (deficit)	$4,760,878	$1,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2016	2015	2016	2015

Operating Costs and Expenses
General and administrative	$211,212	$111,385	$315,266	$415,799
Total operating expenses	211,212	111,385	315,266	415,799

Loss from operations	(211,212)	(111,385)	(315,266)	(415,799)

Other income (expense)
Interest expense	(11,812)	(34,482)	(28,095)	(128,922)
Net loss	$(223,024)	$(145,867)	$(343,361)	$(544,721)

Net loss per share:
Basic	$(0.01)	$(0.06)	$(0.01)	$(0.33)
Diluted	$(0.01)	$(0.06)	$(0.01)	$(0.33)

Weighted average common shares outstanding:
Basic	31,169,449	2,318,928	24,826,666	1,637,971
Diluted	31,169,449	2,318,928	24,826,666	1,637,971

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended September 30,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(343,361)	$(544,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	560	-
Shares issued for services	46,500	249,185
Amortization of debt discount	4,475	101,464
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(85)
Accounts payable	(52,743)	1,289
Accrued liabilities	203,620	177,457
Net cash used in operating activities	(140,949)	(15,411)

Cash Flows From Financing Activities
Advances from related party	52,431	4,675
Repayment of advances from related party	(2,400)	-
Proceeds from sale of stock	35,917	7,500
Borrowing on notes payable	5,000	3,000
Borrowings from related party	50,000	-
Net cash provided by financing activities	140,948	15,175

Net decrease in cash and cash equivalents	(1)	(236)
Cash and cash equivalents, beginning of period	264	255
Cash and cash equivalents, end of period	$263	$19

Supplemental disclsoure information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common shares issued for asset purchase	$4,760,000	$-
Common shares issued for convertible debt and accrued interest	$4,475	$5,750
Debt discount due to beneficial conversion feature	$4,475	$-
Common Shares issued for accrued compensation	$-	$133,250
Common Shares issued for series A convertible preferred stock	$-	$11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

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

The accompanying unaudited interim financial statements of WRIT Media Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2016 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $3,529,055 which includes a loss of $343,361 at September 30, 2016 and a working capital deficiency of $871,130. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	September 30, 2016	March 31, 2016
Notes payable	$12,500	$10,800
Notes payable – related party	$125,000	$-

EAM Delaware LLC – related party

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2016.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2016.

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2016. As of today the debt is still outstanding and therefore is in default.

JL Shaw

On June 22, 2016, the Company borrowed $5,000 from JL Shaw. The maturity date of this note is June 22, 2017 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of September 30, 2016.

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

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0 on March 31, 2016	$229,175

Add: reclassification from non-convertible debts to convertible debts	3,300
Add: reclassification from accrued interest to convertible debts	1,175
Less: debt discount originated from beneficial conversion feature	(4,475)
Less: principal converted into common stock	(4,475)
Add: amortization of debt discount	4,475
Convertible debt outstanding, net of debt discount of $0 on September 30, 2016	$229,175

During the six months ended September 30, 2016, $4,475 of convertible debts was converted into 44,750 shares of common stock.

Magna Group LLC/Hanover Holdings

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of September 30, 2016. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above Magna convertible notes payable under ASC 815-15 and ASC 815 -40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $126,010 was recorded on the Magna notes. The debt discount had been fully amortized as of March 31, 2016.

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

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

The Company evaluated the embedded conversion feature within the above KBM convertible notes payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible notes payable and a total debt discount of $148,500 was recorded on the KBM notes. The debt discount had been fully amortized as of March 31, 2016.

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

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. The Company evaluated the embedded conversion feature within the S. Karban convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a beneficial conversion feature inherent to the convertible note payable and a total debt discount of $4,475 was recorded on the S. Karban note. During the six months ended September 30, 2016, debt discount of $4,475 was amortized, and the unamortized debt discount is $0 as of September 30, 2016.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2016 was $660. The note is in default. As of September 30, 2016, other convertible notes have a principal balance of $660.

NOTE 5 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board. The Company has 2,500 Series A preferred shares outstanding at September 30, 2016.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at September 30, 2016.

Each share of Series C preferred stock is convertible at any time into 500 common shares. Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at September 30, 2016.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 6 – EQUITY

Common Shares issued for convertible notes and accrued interest:

During the six months ended September 30, 2016, $4,475 of convertible debt was converted into 44,750 shares of common stock. See Note 4.

Common Shares issued for cash

During the six months ended September 30, 2016, the Company issued 461,966 common shares for cash totaling $35,917.

Common Shares issued for services

During the six months ended September 30, 2016, the Company issued 410,000 common shares for services totaling $46,500.

Common Shares issued for acquisition of Pandora Venture Capital Corp

During the six months ended September 30, 2016, the Company issued 14,000,000 common shares to acquire the common stock of Pandora Venture Capital Corp. The 14,000,000 shares were valued using the $0.34 per share closing price on the acquisition date of June 20, 2016, for total purchase price consideration of $4,760,000. See Note 8.

Warrants Issued

Under a subscription agreement dated April 21, 2014, the Company issued 16,667 restricted common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 20,833 shares of common stock. The warrants expired on April 22, 2016 and have an exercise price of $50.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of September 30, 2016, the warrants remain un-exercised and have been forfeited to the Company.

The following table summarizes the Company’s warrant activity for the period ended September 30, 2016:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding and exercisable at March 31, 2016	20,833	$50.00	.06	$-
Issuance		-	-	-
Exercises		-	-	-
Forfeitures	(20,833)	$(50.00)	-	-
Outstanding and exercisable at September 30, 2016	-	$-	-	$-

NOTE 7 – RELATED PARTY BALANCES AND TRANSACTIONS

During the six months ended September 30, 2016, the Company incurred $180,000 compensation expense for Eric Mitchell, the Company CEO and CFO. As of September 30, 2016, the accrued compensation owed to Eric Mitchell is $285,452.

During the six months ended September 30, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date.

During the six months ended September 30, 2016, an aggregate amount of $52,431 was advanced by EAM Delaware LLC and aggregate amount of $2,400 in advances was repaid to EAM Delaware LLC, the advance is due on demand with 0% interest. On September 30, 2016 the Company converted advances by EAM Delaware LLC in the amount of $75,000 into a note payable with 12% interest rate and maturity date of October 1, 2017. As of September 30, 2016 in total $483 in advances were owed to EAM Delaware LLC.

During the six months ended September 30, 2016, the Company issued 13,720,000 shares of common stock to Boris Nayflish in a share exchange agreement for his common shares and ownership interest in Pandora Venture Capital Corp. As a result of the transaction, Mr. Nayflish owns more than 5% of the Company’s issued and outstanding shares and is a related party.

NOTE 8 – ASSETS ACQUISITION AND INTANGIBLE ASSETS

On June 20, 2016, the Company acquired Pandora Venture Capital Corp (“Pandora”) through the issuance of 14,000,000 restricted shares of its common stock to the shareholders of Pandora, in exchange for all outstanding shares of Pandora, making Pandora a wholly-owned subsidiary of the Company. The common shares were valued using the $0.34 per share closing price on the acquisition date for total purchase price consideration of $4,760,000. The assets acquired through the acquisition include the following: systems software, application software, webpage content, URLs, Blockchain source code, and all ancillary intellectual property. The acquisition did not qualify as a business combination under ASC 805-10 and has been accounted for as a regular asset purchase. The issuance of the 14,000,000 shares did not represent a change of control event due to the issued and outstanding Series A preferred shares. See Note 5.

NOTE 9 – SUBSEQUENT EVENTS

On October 19, 2016, the Company issued 200,000 common shares for cash totaling $10,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We believe WRIT is well positioned to benefit from the developing market and growth in digital currency trading platforms and products, and block chain technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT’s product.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenues. No revenues were recognized for the three months ended September 30, 2016 and 2015.

Wages and benefits. Wages and benefits expense of $90,000 increased by $15,000 and 20% for the three months ended September 30, 2016 as compared to the same period in 2015. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expense of $21,000 increased by $8,500 and 68% for the three months ended September 30, 2016 as compared to the same period in 2015. The increase in the audit and accounting expense is mainly related to the timing and Company’s accrual of accounting expenses.

Legal Fee. Legal fee expense of $12,250 decreased by $2,750 and 18% for the three months ended September 30, 2016 as compared to the same period in 2015. The decrease in the legal fee is related to a decrease in services required for certain corporate actions.

Other general and administrative expenses. Other general and administrative expense of $87,962 increased by $79,077 and 890% for the three months ended September 30, 2016 as compared to the same period in 2015. Those expenses consist primarily of company’s business development including advertising and promotion programs, consulting fees and other expenses incurred in connection with general operations and the business acquisition.

Loss from operations. Our loss from operations was $211,212 for the three months ended September 30, 2016 and a loss of $111,385 for the same period in 2015.

Interest expense. We incurred $11,812 of interest expense for the three months ended September 30, 2016 and $34,482 for the same period in 2015. The decrease in interest expense is mainly related to the decrease in debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $223,024 for the three months ended September 30, 2016, and we generated a net loss of $145,867 for the same period in 2015.

Six Months Ended September 30, 2016 and 2015

Revenues. No revenues were recognized for the six months ended September 30, 2016 and 2015.

Wages and benefits. Wages and benefits expense of $180,000 increased by $30,000 and 20% for the six months ended September 30, 2016 as compared to the same period in 2015. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expense of $21,000 increased by $7,000 and 50% for the six months ended September 30, 2016 as compared to the same period in 2015. The increase in the audit and accounting expense is related to an increase in corporate finance activities and the timing of services invoiced.

Legal fee. Legal fee of $12,250 decreased by $3,500 and 22% for the six months ended September 30, 2016 as compared to the same period in 2015. The decrease in the legal fee is related to a decrease in services required for certain corporate actions.

Other general and administrative expenses. Other general and administrative expense of $102,016 decreased by $134,033 and 57% for the six months ended September 30, 2016 as compared to the same period in 2015. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to the decrease in software development activities from the prior year.

Loss from operations. Our loss from operations was $315,266 for the six months ended September 30, 2016 and $415,799 for the same period in 2015. The decrease is mainly related to the net effect of a decrease in the company’s business development expenses including advertising and promotion programs.

Interest expense. We incurred $28,095 in interest expense for the six months ended September 30, 2016 and $128,922 for the same period in 2015. The decrease in interest expense is mainly related to the decrease of debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $343,361 for the six months ended September 30, 2016, and a net loss of $544,721 for the same period in 2015. The decrease is mainly related to the decrease in interest expense and operating expenses from the same period in 2015.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net losses and had a working capital deficiency of $871,130. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2016 and March 31, 2016, we have $263 and $264 in cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $140,949 for the six months ended September 30, 2016 reflected our net loss of $343,361, adjusted for $4,475 of amortization of debt discount, depreciation of $560, and $46,500 in stock based compensation. Additional sources of cash include a increase in accrued liabilities of $203,620. Uses of cash included an decrease in accounts payable of $52,743.

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

Investing activities

Net cash used in investing activities is $0 for the six months ended September 30, 2016. Net cash used in investing activities is $0 for the six months ended September 30, 2015.

Financing activities

Net cash provided by financing activities of $140,948 for the six months ended September 30, 2016 includes cash received from subscriptions of $35,917, net advances from related parties of $50,031, borrowing on short term notes payable of $5,000, and borrowing on related party short term notes payable of $50,000.

Net cash provided by financing activities of $15,175 for the six months ended September 30, 2015 includes cash received from subscription receivable of $7,500 into notes payable, advances from related parties of $4,675, and borrowing on short term notes payable of $3,000.

Loan Commitments

Borrowings from Related Parties

During the six months ended September 30, 2016, an aggregate amount of $52,431 was advanced by EAM Delaware LLC and aggregate amount of $2,400 in advances was repaid to EAM Delaware LLC, the advance is due on demand with 0% interest. On September 30, 2016 the Company converted advances by EAM Delaware LLC in the amount of $75,000 into a note payable with 12% interest rate and maturity date of October 1, 2017. As of September 30, 2016 in total $483 in advances were owed to EAM Delaware LLC.

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2016.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2016.

Borrowings from Third Parties

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of September 30, 2016. As of today the debt is still outstanding and therefore is in default.

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

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

Magna Group LLC

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of September 30, 2016. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of September 30, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

JL Shaw

On June 22, 2016, the Company borrowed $5,000 from JL Shaw. The maturity date of this note is June 22, 2017 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of September 30, 2016.

Other Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2014 was $3,130. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of September 30, 2016 other convertible notes have a principal balance of $660.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2016. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2016.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2016.

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

LEGAL PROCEEDINGS

On July 21, 2016, Magna Equities II, LLC and Hanover Holdings I, LLC (collectively as “Magna”) filed a Summons with Notice of Appearance against the Company, and its former and current transfer agents (collectively as the “Parties”), in the Supreme Court of the State of New York, County of New York. The litigation is in its preliminary stages and discovery has commenced. Magna’s allegations against the Parties, which are briefly outlined in the summons, are to recover monetary damages related to Magna’s loan to the Company which has a principal balance equal to $85,750. Magna alleges breach of contract, breach of implied covenant of good faith and fair dealing, conversion and negligence against the Parties and seeks relief in excess of $1,500,000. Although the company has reason to believe that it will prevail on the merits of a summary judgment, the litigation could have a lengthy duration, and the ultimate outcome cannot be predicted at this time.

On August 17, 2016, KBM Worldwide Inc. (“KBM”) filed a Summons in a Civil Action against the Company in the United States District Court for the Eastern District of New York. The litigation is in its preliminary stages, the Company has filed an answer to the complaint and a first counterclaim against the plaintiffs on November 1, 2016. KBM’s allegations which are briefly outlined in the summons, are to recover monetary damages related to KBM’s loans to the Company which have a principal balance equal to $142,765. KBM seeks equitable and injunctive relief against the Parties in excess of $142,765. Although the company has reason to believe that it will prevail on the merits of its case against the plaintiff, the litigation could have a lengthy duration, and the ultimate outcome cannot be predicted at this time.

On July 27, 2016, Mr. George Sharp filed suit against the company in the Superior Court of California, County of San Diego. Sharp had previously filed a similar lawsuit in 2011 which was dismissed on February 16, 2012, and included a settlement agreement signed by Sharp which was filed with the Superior Court of California, County of Los Angeles (Case Number: BC461550) Sharp alleges misrepresentation and violation of the Unfair Business Practices Act, and seeks unspecified damages. The litigation is in its preliminary stages and discovery has commenced. Although the company has reason to believe that it will prevail on the merits of a summary judgment, the litigation could have a lengthy duration, and the ultimate outcome cannot be predicted at this time.

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

WRIT MEDIA GROUP, INC.

November 14, 2016	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

