Form 10-Q
period 2016-12-31
Writ Media Group, Inc.
filed 2017-02-06
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

WRIT MEDIA GROUP, INC.

a Delaware corporation

8200 Wilshire Boulevard,

Suite 200

Beverly Hills, CA  90211

310.461.3737

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [ ] Yes   [X] No

The number of shares outstanding of our Common Stock is 39,673,644 as of February 6, 2017.

The number of shares outstanding of our Preferred Stock is 2,400 as of February 6, 2017.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

 WRIT Media Group, Inc.

 Consolidated Balance Sheets

 (Unaudited)

	December 31,	March 31,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$14,163	$264
Prepaid expense and other assets	615	615
Total current assets	14,778	879

Long Term Assets
Property, plant and equipment, net	—	560
Intangible assets	4,760,000	—

Total Assets	$4,774,778	$1,439

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities
Accounts payable	$66,930	$126,550
Accrued liabilities	468,278	173,203
Convertible debts, net of unamortized discount of $0 and $0 respectively	229,175	229,175
Notes payable	12,500	10,800
Notes payable - related party	125,000	—
Due to related parties	—	25,452
Deferred revenue	55,395	55,395
Total current liabilities	957,278	620,575
Total Liabilities	957,278	620,575

Shareholders' Equity (Deficit)
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,400 and 2,500 shares issued and outstanding, respectively	—	—
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	—	—
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 38,923,644 and 16,810,994 shares issued and outstanding, respectively	389	168
Additional paid in capital	7,517,536	2,566,390
Accumulated deficit	(3,700,425)	(3,185,694)
Total shareholders' equity (deficit)	3,817,500	(619,136)
Total Liabilities and Shareholders' equity (deficit)	$4,774,778	$1,439

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 WRIT Media Group, Inc.

 Consolidated Statements of Operations

 (Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2016	2015	2016	2015

Operating Costs and Expenses
General and administrative	156,740	96,689	472,006	512,488
Total operating expenses	156,740	96,689	472,006	512,488

Loss from operations	(156,740)	(96,689)	(472,006)	(512,488)

Other income (expense)
Interest expense	(14,630)	(23,375)	(42,725)	(152,297)
Net loss	(171,370)	(120,064)	(514,731)	(664,785)

Net loss per share:
Basic	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.36)
Diluted	$ (0.01)	$ (0.05)	$ (0.02)	$ (0.36)

Weighted average common shares outstanding:
Basic	33,347,699	2,328,253	27,677,339	1,868,902
Diluted	33,347,699	2,328,253	27,677,339	1,868,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 WRIT Media Group, Inc.

 Consolidated Statements of Cash Flows

 (Unaudited)

	For The Nine Months Ended December 31,
	2016	2015

Cash Flows From Operating Activities
Net loss	$(514,731)	$(664,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	560	-
Shares issued for services	71,500	249,185
Amortization of debt discount	4,475	104,136
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	(145)
Accounts payable	(59,620)	13,452
Accrued liabilities	296,250	273,160
Net cash used in operating activities	(201,566)	(24,997)

Cash Flows From Financing Activities
Advances from related party	69,636	12,506
Repayment of advances from related party	(20,088)	-
Proceeds from sale of stock	110,917	9,500
Borrowing on notes payable	5,000	3,000
Borrowings from related party	50,000	-
Net cash provided by financing activities	215,465	25,006

Net increase in cash and cash equivalents	13,899	9
Cash and cash equivalents, beginning of period	264	255
Cash and cash equivalents, end of period	$14,163	$264

Supplemental disclsoure information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Common shares issued for asset purchase	$4,760,000	$-
Common shares issued for convertible debt and accrued interest	$4,475	$5,750
Reclassification of related party accounts payable to accounts payable	$-	$112,500
Reclassification of accounts payable to note payable	$-	$255,044
Debt discount due to beneficial conversion feature	$4,475	$-
Common shares issued for accrued compensation	$-	$133,250
Common shares issued for series A convertible preferred stock	$53	$11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $3,700,425 which includes a loss of $514,731 at December 31, 2016 and a working capital deficiency of $942,500. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	December 31, 2016	March 31, 2016
Notes payable	$12,500	$10,800
Notes payable – related party	$125,000	$—

EAM Delaware LLC – related party

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of December 31, 2016.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of December 31, 2016.

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of December 31, 2016. As of today the debt is still outstanding and therefore is in default.

JL Shaw

On June 22, 2016, the Company borrowed $5,000 from JL Shaw. The maturity date of this note is June 22, 2017 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of December 31, 2016.

S. Karban

On June 9, 2015, the Company borrowed $3,300 from S. Karban and $3,000 was received with the remaining $300 recorded as debt discount. The maturity date of this note is June 22, 2015, and this loan bears an interest rate of 10% per annum from the issuance date. As of March 31, 2016, the note is still outstanding and therefore in default. On April 4, 2016 the Company entered into a debt modification agreement with debt holder S. Karban. The modified note is convertible into common stock at a price of $0.10, bears an extend maturity date of October 14, 2016, and an interest rate of 8% per annum. The principal amount of the modified note is $4,475 which includes the original principal balance of $3,300 plus accrued interest of $1,175. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the addition of a conversion feature constituted a debt extinguishment rather than a trouble debt restructuring. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. See more discussion about the new debt in Note 4. On April 5, 2016, this note was converted in its entirety and has been surrendered to the Company.

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $0 on March 31, 2016	$229,175

Add: reclassification from non-convertible debts to convertible debts	3,300
Add: reclassification from accrued interest to convertible debts	1,175
Less: debt discount originated from beneficial conversion feature	(4,475)
Less: principal converted into common stock	(4,475)
Add: amortization of debt discount	4,475
Convertible debt outstanding, net of debt discount of $0 on December 31, 2016	$229,175

During the nine months ended December 31, 2016, $4,475 of convertible debts was converted into 44,750 shares of common stock.

Magna Group LLC/Hanover Holdings

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015, leaving a principal balance of $19,500 as of March 31, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of December 31, 2016. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, KBM Worldwide Inc. had converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. The Company evaluated the embedded conversion feature within the S. Karban convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a beneficial conversion feature inherent to the convertible note payable and a total debt discount of $4,475 was recorded on the S. Karban note. During the nine months ended December 31, 2016, debt discount of $4,475 was amortized, and the unamortized debt discount is $0 as of December 31, 2016.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2016 was $660. The note is in default. As of December 31, 2016, other convertible notes have a principal balance of $660.

NOTE 5 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board.  The Company has 2,400 Series A preferred shares outstanding at December 31, 2016.

On December 16, 2016, EAM Delaware LLC, a Delaware Limited Liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 100 Preferred Series A shares into 5,308,434 common shares.

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at December 31, 2016.

Each share of Series C preferred stock is convertible at any time into 500 common shares.  Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at December 31, 2016.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 6 – EQUITY

Common Shares issued for convertible notes and accrued interest:

During the nine months ended December 31, 2016, $4,475 of convertible debt was converted into 44,750 shares of common stock. See Note 4.

Common Shares issued for cash

During the nine months ended December 31, 2016, the Company issued 2,099,466 common shares for cash totaling $110,917.

Common Shares issued for services

During the nine months ended December 31, 2016, the Company issued 660,000 common shares for services totaling $71,500.

Common Shares issued for acquisition of Pandora Venture Capital Corp

During the nine months ended December 31, 2016, the Company issued 14,000,000 common shares to acquire the common stock of Pandora Venture Capital Corp. The 14,000,000 shares were valued using the $0.34 per share closing price on the acquisition date of June 20, 2016, for total purchase price consideration of $4,760,000. See Note 8.

Warrants Issued

Under a subscription agreement dated April 21, 2014, the Company issued 16,667 restricted common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 20,833 shares of common stock. The warrants expired on April 22, 2016 and have an exercise price of $50.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of December 31, 2016, the warrants remain un-exercised and have been forfeited to the Company.

The following table summarizes the Company’s warrant activity for the period ended December 31, 2016:

	Number of	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic
	Units				value
Outstanding and exercisable at March 31, 2016		20,833	$50.00	.06	$-
Issuance		-	-	-	-
Exercises		-	-	-	-
Forfeitures		(20,833)	(50.00)	-	-
Outstanding and exercisable at December 31, 2016		-	$-	-	$-

NOTE 7 – RELATED PARTY BALANCES AND TRANSACTIONS

During the nine months ended December 31, 2016, the Company incurred $270,000 compensation expense for Eric Mitchell, the Company CEO and CFO. As of December 31, 2016, the accrued compensation owed to Eric Mitchell is $365,452.

During the nine months ended December 31, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date.

During the nine months ended December 31, 2016, an aggregate amount of $69,636 was advanced by EAM Delaware LLC and aggregate amount of $20,088 in advances was repaid to EAM Delaware LLC, the advance is due on demand with 0% interest. On December 31, 2016 the Company converted advances by EAM Delaware LLC in the amount of $75,000 into a note payable with 12% interest rate and maturity date of October 1, 2017. As of December 31, 2016 in total $0 in advances were owed to EAM Delaware LLC.

During the nine months ended December 31, 2016, the Company issued 13,720,000 shares of common stock to Boris Nayflish in a share exchange agreement for his common shares and ownership interest in Pandora Venture Capital Corp. As a result of the transaction, Mr. Nayflish owns more than 5% of the Company’s issued and outstanding shares and is a related party.

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

On January 11, 2017, the Company issued 750,000 common shares for cash totaling $30,000.

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

Results of Operations

Three Months Ended December 31, 2016 and 2015

Revenues. No revenues were recognized for the three months ended December 31, 2016 and 2015.

Wages and benefits. Wages and benefits expense of $90,000 increased by $15,000 and 20% for the three months ended December 31, 2016 as compared to the same period in 2015. The increase is mainly due to an increase in compensation policy.

Audit and accounting.  Audit and accounting expense of $7,000 increased by $7,000 and 100% for the three months ended December 31, 2016 as compared to the same period in 2015. The increase in the audit and accounting expense is mainly related to the timing of services invoiced.

Legal Fee.  Legal fee expense of $401 decreased by $15,369 and 97% for the three months ended December 31, 2016 as compared to the same period in 2015. The decrease in the legal fee is related to a decrease in services required for certain corporate actions and related to the timing of services invoiced.

Other general and administrative expenses. Other general and administrative expense of $56,371 increased by $38,485 for the three months ended December 31, 2016 as compared to the same period in 2015. Those expenses consist primarily of company’s business development including advertising and promotion programs, consulting fees and other expenses incurred in connection with general operations and the business acquisition.

Loss from operations. Our loss from operations was $156,740 for the three months ended December 31, 2016 and a loss of $96,689 for the same period in 2015.

Interest expense. We incurred $14,630 of interest expense for the three months ended December 31, 2016 and $23,375 for the same period in 2015. The decrease in interest expense is mainly related to the decrease in amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $171,370 for the three months ended December 31, 2016, and we generated a net loss of $120,064 for the same period in 2015.

Nine Months Ended December 31, 2016 and 2015

Revenues.  No revenues were recognized for the nine months ended December 31, 2016 and 2015.

Wages and benefits.   Wages and benefits expense of $270,000 increased by $45,000 and 20% for the nine months ended December 31, 2016 as compared to the same period in 2015. The increase is mainly due to an increase in compensation policy.

Audit and accounting.   Audit and accounting expense of $21,000 increased by $7,000 and 50% for the nine months ended December 31, 2016 as compared to the same period in 2015. The increase in the audit and accounting expense is related to an increase in corporate finance activities and the timing of services invoiced.

Legal fee.   Legal fee of $12,651 decreased by $18,599 and 60% for the nine months ended December 31, 2016 as compared to the same period in 2015. The decrease in the legal fee is related to a decrease in services required for certain corporate actions.

Other general and administrative expenses.  Other general and administrative expense of $168,355 decreased by $73,883 and 30% for the nine months ended December 31, 2016 as compared to the same period in 2015. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to the decrease in software development activities from the prior year.

Loss from operations. Our loss from operations was $472,006 for the nine months ended December 31, 2016 and $512,488 for the same period in 2015. The decrease is mainly related to the net effect of a decrease in the company’s business development expenses including advertising and promotion programs.

Interest expense. We incurred $42,725 in interest expense for the nine months ended December 31, 2016 and $152,297 for the same period in 2015. The decrease in interest expense is mainly related to the decrease amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $514,731 for the nine months ended December 31, 2016, and a net loss of $664,785 for the same period in 2015. The decrease is mainly related to the decrease in interest expense and operating expenses from the same period in 2015.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net losses and had a working capital deficiency of $942,500. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of December 31, 2016 and March 31, 2016, we have $14,163 and $264 in cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $201,566 for the nine months ended December 31, 2016 reflected our net loss of $514,731, adjusted for $4,475 of amortization of debt discount, depreciation of $560, and $71,500 in stock based compensation. Additional sources of cash include a decrease in accounts payable of $59,620. Uses of cash included an increase in accrued liabilities of $296,250.

Net Cash used in operating activities of $24,997 for the nine months ended December 31, 2015 reflected our net loss of $664,785, adjusted for $104,136 of amortization of debt discount, and $249,185 stock based compensation. Additional sources of cash include an increase in accrued liabilities of $273,160 and an increase in accounts payable of $13,452. Uses of cash included an increase in prepaid expenses and other current assets of $145.

Investing activities

Net cash used in investing activities is $0 for the nine months ended December 31, 2016. Net cash used in investing activities is $0 for the nine months ended December 31, 2015.

Financing activities

Net cash provided by financing activities of $215,465 for the nine months ended December 31, 2016 includes cash received from subscriptions of $110,917, net advances from related parties of $49,548, borrowing on short term notes payable of $5,000, and borrowing on related party short term notes payable of $50,000.

Net cash provided by financing activities of $25,006 for the nine months ended December 31, 2015 includes cash received from subscriptions of $9,500 into notes payable, advances from related parties of $12,506, and borrowing on short term notes payable of $3,000.

Loan Commitments

Borrowings from Related Parties

During the nine months ended December 31, 2016, an aggregate amount of $69,636 was advanced by EAM Delaware LLC and aggregate amount of $20,088 in advances was repaid to EAM Delaware LLC, the advance is due on demand with 0% interest. On December 31, 2016 the Company converted advances by EAM Delaware LLC in the amount of $75,000 into a note payable with 12% interest rate and maturity date of October 1, 2017. As of December 31, 2016 in total $0 in advances were owed to EAM Delaware LLC.

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of December 31, 2016.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of December 31, 2016.

Borrowings from Third Parties

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of December 31, 2016. As of today the debt is still outstanding and therefore is in default.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

Magna Group LLC

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of December 31, 2016. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of December 31, 2016, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

JL Shaw

On June 22, 2016, the Company borrowed $5,000 from JL Shaw. The maturity date of this note is June 22, 2017 and this loan bears an interest rate of 8% per annum from the issuance date. The note is still outstanding as of December 31, 2016.

Other Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2014 was $3,130. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of December 31, 2016 other convertible notes have a principal balance of $660.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016. See our discussion at “Item 9A Controls and Procedures” on Form 10-K for the year ended March 31, 2016.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2016.

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

WRIT MEDIA GROUP, INC.

February 6, 2017	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

