Form 10-K
period 2017-03-31
Writ Media Group, Inc.
filed 2017-07-14
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

The aggregate market value of the voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity, as of the last business day of our most recently completed fiscal year, was approximately $2,031,157.

The number of shares outstanding of our Common Stock is 49,907,820 as of July 14, 2017.

The number of shares outstanding of our Preferred Stock is 2,290 as of July 14, 2017.

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

On January 16, 2014 the Company’s Equity Line Financing (“ELF”) agreement with Dutchess Opportunity Fund II, and its corresponding S1 registration statement, was declared effective by the SEC. The ELF agreement, executed in September 2013, allows but does not require WRIT to sell up to US$10,000,000 of common stock to Dutchess at a 5% discount to market price, during the 36 month term. Compared to the Company’s convertible debt financing, ELFs provide a lower discount to market that minimize dilution while increasing operating capital. This additional financing source allowed the company to reduce debt and reduce the balance of the more expensive convertible notes that were outstanding during the last quarter of the fiscal year. On January 17, 2017 the term of the Company’s ELF agreement with Dutchess Opportunity Fund II expired. As of March 31, 2017, 271,670 common shares were sold through the ELF agreement, generating a net amount to the company of $42,804.

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

The websites are currently being modified to accept payment for crowdfunding transactions, and we launched the Retro Infinity/Amiga Games crowdfunding platform, supported by a social marketing campaign, in the 3rd quarter of 2015. The initial crowdfunding campaign was not successful, so the Company is seeking additional financing from strategic partners that will allow the Company to resume and complete software development, and commence product marketing activities, or is seeking to divest the assets to a strategic partner.

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

On June 20, 2016, the Company issued 14,000,000 common shares to acquire 100% ownership interest in Pandora Venture Capital Corp. The transaction was accounted for as an asset acquisition. Pandora has developed business solutions for digital currency, blockchain technology, and digital currency trading. The assets include Pelecoin, a digital currency is a product which utilizes unique “value event” emission protocol and can be utilized with trade exchanges, loyalty rewards and a payment support platform, CrypFXPro, an online platform which allows investors to trade digital currencies similar to a stock exchange, and Pelecoin’s enterprise blockchain platform that enables institutions to design, deploy, and operate financial networks that can power assets in various markets. The 14,000,000 shares were valued using the $0.34 per share closing price on the acquisition date for total purchase price consideration of $4,760,000.

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

On July 27, 2016, Mr. George Sharp filed suit against the Company in the Superior Court of California, County of San Diego. Sharp had previously filed a similar lawsuit in 2011 which was dismissed on February 16, 2012, and included a settlement agreement signed by Sharp which was filed with the Superior Court of California, County of Los Angeles (Case Number: BC461550) Sharp alleges misrepresentation and violation of the Unfair Business Practices Act, and seeks unspecified damages. On February 28, 2017, the Company’s offer to compromise was accepted by Mr. Sharp and the litigation was settled in the amount of $20,000, of which $10,000 will be paid by the Company, and $10,000 will be paid by Eric Mitchell, CEO of the Company. Additionally, the Company needs to indemnify officers for any loss in lawsuits, therefore, the Company assumed $20,000 liability. As of March 31, 2017, $2,500 have been paid and the settlement obligation of $17,500 is recorded on book as liability.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Price.

The Company's common stock is publicly traded in the over-the-counter market in the OTC Markets Group Inc. System under the ticker symbol WRIT. The following table sets forth the reported high and low prices of our common stock for each quarter during the fiscal year ended March 31, 2017 and 2016. The prices reflect inter-dealer prices without mark-ups mark-downs, or commissions, and may not necessarily reflect actual transactions.

Fiscal Year Ended March 31, 2017

Quarter	High	Low

First	1.20	0.20
Second	1.03	0.08
Third	0.10	0.05
Fourth	0.19	0.05

Fiscal Year Ended March 31, 2016

Quarter	High	Low

First	1.20	0.20
Second	1.09	0.25
Third	0.58	0.45
Fourth	0.92	0.20

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

(b)  Holders.

There are 6,193 holders of record of the Company's Common Stock, of which 121 are active holders.

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

(g)  Recent Sale of Unregistered Securities

During the year ended March 31, 2017, the Company issued 2,849,466 shares for cash totaling $140,918 and issued 710,000 shares of common stock to employees and third party consultants as compensation, with the fair value of the shares determined to be $74,105. The sale and issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of section 4(2) as a transaction not involving a public offering. Each shareholder had acquired the shares for investment and not with a view to distribution to the public. All of these shares had been issued for investment purposes in a "private transaction" and were "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” in our annual report on Form 10-K for fiscal year ended March 31, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements made by penny stock issuers are excluded from the safe harbors in Section 27A of the Securities Act of 1933 and in Section 21E of the Securities Exchange Act of 1934.

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

The video gaming websites were modified to accept payment for crowdfunding transactions, and the Retro Infinity/Amiga Games crowdfunding platform, supported by a social marketing campaign, was launched in the 3rd quarter of 2015. The initial crowdfunding campaign was not successful, so the Company is seeking additional financing from strategic partners that will allow the Company to resume and complete software development for the mobile gaming application, or a strategic buyer who can finish the development of the platform.

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

On June 20, 2016, the Company issued 14,000,000 common shares to acquire a 100% ownership interest in Pandora Venture Capital Corp. Pandora has developed business solutions for digital currency, blockchain technology, and digital currency trading. Pandora’s Pelecoin digital currency is a product which utilizes unique “value event” emission protocol and can be utilized with trade exchanges, loyalty rewards and a payment support platform. Pandora’s CrypFXPro is an online platform which allows investors to trade digital currencies similar to a stock exchange. Underlying the digital currency and trading software platforms is an enterprise blockchain platform that enables institutions to design, deploy, and operate financial networks that can power assets in various markets. The 14,000,000 shares were valued using the $0.34 per share closing price on the acquisition date for total purchase price consideration of $4,760,000.

On June 5, 2017 the Company announced the successful completion of Beta testing for its new digital currency Pelecoin. Pelecoin is a proprietary, structured digital currency, based on an optimized basket of the top crypto-currencies. Pelecoin’s proprietary algorithm optimizes currency “mining” profitability, while providing the added benefit of liquidity through the leading exchanges of digital currency. Beta testing is a part of user acceptance testing, and is performed by the intended audience in order to receive user feedback for the product, and check if the product meets the objectives set by management. Pelecoin’s Beta version was released to fifty test-users outside of the development team, using basic PC mining setups, to ensure that the product has few faults and bugs. During the limited three month Beta test, the Pelecoin platform generated over $11,000 in revenue to WRIT Media Group.

We believe that the Company is well positioned to benefit from the developing market and growth rate in digital currency trading platforms and products, and block chain technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT’s product.

Financial Performance Highlights

The following summarizes certain key financial information for the fiscal year ended March 31, 2017 and for the fiscal year ended March 31, 2016:

•	Revenues: Our revenues were $11,375 and $0 for the fiscal years ended March 31, 2017 and 2016.

•	Net loss: Net loss was $691,739 and $1,402,141 for the fiscal years ended March 31, 2017 and 2016.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended March 31, 2017 and 2016.

	For the Year Ended March 31, 2017	For the Year Ended March 31, 2016
Revenue:
Revenue	$11,375	$-
Operating Expenses:
Wages and benefits	$360,000	$300,000
Audit and accounting	33,000	49,000
Legal fee	44,159	31,520
Other general and administrative	208,657	328,759
Loss from operations	(634,441)	(709,279)

Interest expense	(57,298)	(692,862)
Net loss	$(691,739)	$(1,402,141)

Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

Revenues. Revenues increased 100% to $11,375 for the fiscal year ended March 31, 2017, from $0 for the fiscal year ended March 31, 2016, the results are due to the Company’s completion of its digital currency software development, and system revenue generated from digital currency software system delivered to customers.

Wages and benefits.  Wages and benefits expenses increased 20% to $360,000 for the fiscal year ended March 31, 2017 from $300,000 for the fiscal year ended March 31, 2016. The increase is mainly due to an increase in personnel costs during the year. The wages and benefits expenses for the fiscal year ended March 31, 2017 and 2016 include employee stock compensation in the amount of $0 and $147,623, respectively.

Audit and accounting.  Audit and accounting expenses decreased 32% to $33,000 for the fiscal year ended March 31, 2017, from $49,000 for the fiscal year ended March 31, 2016. The decrease in the audit and accounting expense is mainly related to financing, timing of invoices, and timing of other transactions for the Company.

Legal fees.  Legal Fees increased 40% to $44,159 for the fiscal year ended March 31, 2017 from $31,520 for the fiscal year ended March 31, 2016. The increase in legal fees was related to an increase in legal expenses related to litigation, financing and other transactions for the Company.

Other general and administrative expenses. Other general and administrative expenses decreased to $208,657 for the fiscal year ended March 31, 2017 from $328,759 for the fiscal year ended March 31, 2016. Those expenses consist primarily of company’s decrease in business development, consulting fees and other expenses incurred in connection with general operations.

Loss from operations. Our loss from operations was $634,441 for the fiscal year ended March 31, 2016 and $709,279 for the fiscal year ended March 31, 2016.

Interest expense. We incurred $57,298 in interest expense for the fiscal year ended March 31, 2017, and $692,862 in interest expense for the fiscal year ended March 31, 2016. The decrease in interest expense is mainly due to a decrease in additional borrowings, extinguished debt, and debt discount amortization.

Net loss. As a result of the foregoing factors, we generated a net loss of $691,739 and a net loss of $1,402,141 for the fiscal years ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,877,433 at March 31, 2017 that includes losses of $691,739 for the fiscal year ended March 31, 2017, and had accumulated deficits of $3,185,694 at March 31, 2016 that includes losses of $1,402,141 for the fiscal year ended March 31, 2016. The Company also had a working capital deficiency of $1,081,558 as of March 31, 2017 and $619,696 as of March 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of March 31, 2017 and March 31, 2016, we have $8,112 and $264 respectively in cash and cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this report. To date, we have financed our operations primarily through cash flows from operations, sale of restricted stock through private placements, and borrowings from third and related parties.

	For the Year Ended March 31, 2017	For the Year Ended March 31, 2016
Net cash used in operating activities	$(143,700)	$(45,433)
Net cash used in investing activities	-	-
Net cash provided by financing activities	151,548	45,442
Net increase (decrease) in cash and cash equivalents	7,848	9
Cash and cash equivalents at beginning of the period	264	255
Cash and cash equivalents at end of the period	$8,112	$264

Operating activities

Cash used in operating activities of $143,700 for the fiscal year ended March 31, 2017 which reflected our net loss of $691,739, adjusted for $74,105 of stock based compensation to employees, consultants and other services, $4,475 of amortization of debt discount, $560 of depreciation, a decrease in accounts payable of $58,339, and an increase in accrued expenses of $410,560

Cash used in operating activities of $45,433 for the fiscal year ended March 31, 2016 which reflected our net loss of $1,402,141, adjusted for $447,623 of stock based compensation to employees, consultants and other services, $484,511 of amortization of debt discount, $552 of depreciation, an increase in accounts payable of $110,365, and an increase in accrued expenses of $313,802. Additional uses of cash include an increase in prepaid expenses and other assets of $145.

Investing activities

The net cash used in investing activities is for the fiscal year ended March 31, 2017 was $0 and is primarily due to discontinuation of software development costs. During the fiscal year ended March 31, 2016 there was $0 net cash used by our investing activities, primarily due to discontinuation of software development costs.

Financing activities

Net cash provided by financing activities of $151,548 and $45,442 for the fiscal years ended March 31, 2017 and March 31, 2016, respectively. During the fiscal year ended March 31, 2017 there were advances from related party of $81,035, repayment of advances from related party of $31,487, and proceeds from shares issued for cash of $102,000. During the fiscal year ended March 31, 2016 there were funds borrowed on short term notes payable of $3,000, proceeds from shares issued for cash of $26,500, and borrowing from related parties of $15,942.

Loan Commitments

Borrowings from Related Parties

EAM Delaware LLC – related party

During the year ended March 31, 2017, $81,035 was advanced to the Company by EAM Delaware LLC and the advance is due on demand with 0% interest. On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017.

As of March 31, 2017, a total of $31,487 of advances was paid by the Company to EAM Delaware LLC. $0 in advances were owed to EAM Delaware LLC as of March 31, 2017.

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017.

Borrowings from Third Parties

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017. As of today the debt is still outstanding and therefore is in default.

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, KBM Worldwide Inc. converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

Magna Group LLC

On July 10, 2014, the Company borrowed a convertible promissory note of $22,000 from Hanover Holdings I, LLC. The maturity date of this note is July 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. An amount equal to $2,500 of the principal balance of the note was converted into 4,545 common shares on February 4, 2015. An amount equal to $3,000 of the principal balance of the note was converted into 8,021 common shares on April 1, 2015. An amount equal to $2,750 of the principal balance of the note was converted into 17,857 common shares on April 27, 2015, leaving a principal balance of $13,750 as of March 31, 2017. As of today the debt is still outstanding and therefore is in default.

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

S. Karban

On June 9, 2015, the Company borrowed $3,300 from S.Karban and $3,000 was received with the remaining $300 recorded as debt discount. The maturity date of this note is June 22, 2015, and this loan bears an interest rate of 10% per annum from the issuance date. As of March 31, 2016, the note was still outstanding and therefore in default. On April 4, 2016 the Company entered into a debt modification agreement with debt holder S Karban. The modified note is convertible into common stock at a price of $0.10, bears an extend maturity date of October 14, 2016, and an interest rate of 8% per annum. The principal amount of the modified note is $4,475 which includes the original principal balance of $3,300 plus accrued interest of $1,175. On April 5, 2016, this note was converted in its entirety and has been surrendered to the Company.

JL Shaw

On June 22, 2016, the Company borrowed $5,000 from JL Shaw. The maturity date of this note is June 22, 2017 and this loan bears an interest rate of 8% per annum from the issuance date. On February 10, 2017 the Company entered into a debt modification agreement with debt holder JL Shaw. The modified note is convertible into common stock at a price of $0.04, bears an extend maturity date of June 22, 2017, and an interest rate of 8% per annum. The principal amount of the modified note is $5,345 which includes the original principal balance of $5,000 plus accrued interest of $345. On February 10, 2017, this note was converted in its entirety and has been surrendered to the Company.

Other Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2014 was $3,130. The note is in default. During the year ended March 31, 2015, debt principal of $2,470 and interest of $104 reclassified into note principal were converted into 6,427 common shares. As of March 31, 2017 and 2016, other convertible notes have a principal balance of $660.

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

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Accordingly, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Sale of Technology Gaming

Revenue from sale of technology gaming applications is recognized when the following conditions are satisfied:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectability is reasonably assured

Transaction Verification Services

Revenue earned from Pelecoin processing activities (“Transaction Verification Services”), commonly termed ‘mining’ activities, is recognized at the fair value of the Pelecoins received as consideration on the date of actual receipt. The Company generates revenue by performing computer processing activities for Pelecoin generation. In the digital-currency industry such activity is generally referred to as Transaction Verification Services or Pelecoin mining. The Company receives consideration for performing such transaction verification activities in the form of Pelecoins. Revenue is recorded upon the actual receipt of Pelecoins.

Expenses consist of utilities paid to cover our electric costs, rent for our facility and personnel to run our facility. The expenses related to our Transaction Verification Services activities are affected by the level of activities and not the ultimate generation of Pelecoins. The Company expenses these costs as they are incurred.

Revenues earned during the year ended March 31, 2017 resulted from beta testing of our proprietary Pelecoin cryptocurrency software.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

WRIT Media Group, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheets of WRIT Media Group, Inc. and its wholly owned subsidiaries (collectively, the “Company”) as of March 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WRIT Media Group, Inc. and its wholly owned subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 14, 2017

WRIT Media Group, Inc.
Consolidated Balance Sheets

	March 31,	March 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$8,112	$264
Prepaid expense and other assets	615	615
Total current assets	8,727	879

Non-current Assets
Property and equipment, net	-	560
Intangible assets	4,760,000	-

Total Assets	$4,768,727	$1,439

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$90,972	$126,550
Accrued liabilities	582,243	173,203
Convertible debts, net of unamortized discount of $0 and $0, respectively	229,175	229,175
Notes payable	7,500	10,800
Notes payable - related party	125,000	-
Due to related party	-	25,452
Deferred revenue	55,395	55,395
Total current liabilities	1,090,285	620,575
Total Liabilities	1,090,285	620,575

Shareholders' Deficit
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,400 and 2,500 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 39,857,269 and 16,810,994 shares issued and outstanding, respectively	398	168
Additional paid in capital	7,555,477	2,566,390
Accumulated deficit	(3,877,433)	(3,185,694)
Total shareholders' deficit	3,678,442	(619,136)
Total Liabilities and Shareholders' Deficit	$4,768,727	$1,439

The accompanying notes are an integral part of these consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Operations

	For The Years Ended March 31,
	2017	2016
Revenue
Revenue	$11,375	$-

Operating Costs and Expenses
Wages and benefits	$360,000	$300,000
Audit and accounting	33,000	49,000
Legal fee	44,159	31,520
Other general and administrative	208,657	328,759
Total operating expenses	645,816	709,279

Loss from operations	(634,441)	(709,279)

Other expense
Interest expense	(57,298)	(692,862)
Net loss	$(691,739)	$(1,402,141)

Net loss per share:
Basic	$(0.02)	$(0.34)
Diluted	$(0.02)	$(0.34)

Weighted average common shares outstanding:
Basic	30,633,034	4,087,287
Diluted	30,633,034	4,087,287

The accompanying notes are an integral part of these consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Changes in Shareholders' Deficit
For the Fiscal Years Ended March 31, 2017 and March 31, 2016

					Additional		Total
	Common Stock		Preferred Stock - Series A		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2015	194,378	2	10,000	-	$1,164,603	$(1,783,553)	$(618,948)
Shares issued for convertible notes	6,109,019	61			425,138		425,199
Shares issued for cash	250,066	3			26,497		26,500
Shares issued for services, accrued compensation and accounts payable	1,450,821	14			569,865		569,879
Conversion of preferred stock to common stock	8,796,697	88	(7,500)	-	(88)		-
Discount on issuance of convertible note payable					380,375		380,375
Roundup issuance due to the reverse split	10,013						-
Net loss						(1,402,141)	(1,402,141)
Balance at March 31, 2016	16,810,994	168	2,500	-	$2,566,390	$(3,185,694)	$(619,136)

Shares issued for convertible notes	178,375	2			9,818		9,820
Shares issued for cash	2,849,466	28			140,889		140,917
Shares issued for services	710,000	7			74,098		74,105
Conversion of preferred stock to common stock	5,308,434	53	(100)	-	(53)		-
Shares issued for Pandora acquisition	14,000,000	140			4,759,860		4,760,000
Discount on issuance of convertible note payable					4,475		4,475
Net loss						(691,739)	(691,739)
Balance at March 31, 2017	39,857,269	398	2,400	-	$7,555,477	$(3,877,433)	$3,678,442

The accompanying notes are an integral part of these consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows

	For The Years Ended March 31,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(691,739)	$(1,402,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	560	552
Shares issued for services	74,105	447,623
Amortization of debt discount	4,475	484,511
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(145)
Accounts payable	58,339	110,365
Accrued liabilities	410,560	313,802
Net cash used in operating activities	(143,700)	(45,433)

Cash Flows From Financing Activities
Advances from related party	81,035	15,942
Repayment of advances from related parties	(31,487)	-
Proceeds from sale of stock	102,000	26,500
Borrowing on short term notes payable	-	3,000
Net cash provided by financing activities	151,548	45,442

Net increase in cash and cash equivalents	7,848	9
Cash and cash equivalents, beginning of period	264	255
Cash and cash equivalents, end of period	$8,112	$264

Supplemental disclsoure information:
Income taxes paid	$-	$-
Interest paid	$8,262	$2,829
Non-cash financing activities:
Expenses paid directly by third party investors on behalf of Company	$38,917	$-
Expenses paid directly by third party debt holder on behalf of Company	$5,000	$-
Expenses paid directly by related party debt holder on behalf of Company	$50,000	$-
Reclassification of account payable to note payable	$-	$255,044
Common shares issued for convertible debt and accrued interest	$9,820	$425,199
Common shares issued for Pandora acquisition	$4,760,000	$-
Accrued interest enrolled into debt	$-	$161,576
Common shares issued for accrued compensation	$-	$82,636
Debt discount due to beneficial conversion feature	$4,475	$380,375
Common shares issued for accounts payable	-	39,620
Conversion from Series A preferred stock to common stock	$53	$88

The accompanying notes are an integral part of these consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

WRIT Media Group, Inc. (“we”, “our”, “WRIT” or the “Company”) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats. The Company has four wholly owned subsidiaries: Front Row Networks, Inc., Amiga Games, Inc., Retro Infinity, Inc. and Pandora Venture Capital Corp.

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

Basis of Presentation and Consolidation

These consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America.  The consolidated financial statements include the accounts of the Company and its subsidiaries, Front Row Networks, Inc., Amiga Games, Inc., Retro Infinity Inc., and Pandora Venture Capital Corp. All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Accordingly, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Sale of Technology Gaming

Revenue from sale of technology gaming applications is recognized when the following conditions are satisfied:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectability is reasonably assured

During the year ended March 31, 2017 and 2016, there was no revenue recognized. A development fee from Roku Inc. was recognized as a cash advance of $55,395 was recorded as deferred revenue as of March 31, 2017 and 2016.

Transaction Verification Services Digital Currency Sales

Revenue earned from Pelecoin processing activities (“Transaction Verification Services”), commonly termed ‘mining’ activities, is recognized at the fair value of the Pelecoins received as consideration on the date of actual receipt. The Company generates revenue by performing computer processing activities for Pelecoin generation. In the digital-currency industry such activity is generally referred to as Transaction Verification Services or Pelecoin mining. The Company receives consideration for performing such transaction verification activities in the form of Pelecoins. Revenue is recorded upon the actual receipt of Pelecoins.

Expenses consist of utilities paid to cover our electric costs, rent for our facility and personnel to run our facility. The expenses related to our Transaction Verification Services activities are affected by the level of activities and not the ultimate generation of Pelecoins. The Company expenses these costs as they are incurred.

Revenue of $11,000 was recognized during the year ended March 31, 2017, and resulted from beta testing of our proprietary Pelecoin cryptocurrency software.

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

Stock-based Compensation

Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company accounts for compensation cost for stock option plans and for share based payments to non-employees in accordance with ASC 505, “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

If the embedded conversion feature meets the definition of a liability, it requires a bifurcation of the conversion feature from the debt and accounting for the conversion feature as a derivative contract liability with changes in fair value recorded in the Consolidated Statements of Operations.

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

Net Loss per Share

In accordance with ASC 260 “Earnings per Share,” basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

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

The Company has no financial instruments at March 31, 2017 and 2016 that are required to be fair valued on a recurring basis.

The Company considers the carrying values of cash and cash equivalents, prepaid expenses and other assets, and accounts payable and accrued liability to approximate the fair value of these accounts because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization.

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

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $3,877,433 at March 31, 2017 that includes losses of $691,739 for the fiscal year ended March 31, 2017 and a working capital deficiency of $1,081,558. At March 31, 2016 the Company had accumulated deficits of $3,185,694 at March 31, 2016 that includes losses of $1,402,141 for the fiscal year ended March 31, 2016 and a working capital deficiency of $619,696. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty.

Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – NOTES PAYABLE

Note payable consists of the following:

	March 31, 2017	March 31, 2016
Notes payable	$7,500	$10,800
Notes payable – related party	$125,000	$-

FOR THE YEAR ENDED MARCH 31, 2017

EAM Delaware LLC – related party

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC, for expenses paid directly to third party on behalf of Company. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017.

Falmouth Street Holdings, LLC

On March 2, 2015, the Company borrowed $7,500 from Falmouth Street Holdings, LLC. The maturity date of this note is August 29, 2015 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017. As of today the debt is still outstanding and therefore is in default.

JL Shaw

On June 22, 2016, the Company borrowed $5,000 from JL Shaw. The maturity date of this note is June 22, 2017 and this loan bears an interest rate of 8% per annum from the issuance date. On February 10, 2017 the Company entered into a debt modification agreement with debt holder JL Shaw. The modified note is convertible into common stock at a price of $0.04, bears a maturity date of June 22, 2017, and an interest rate of 8% per annum. The principal amount of the modified note is $5,345 which includes the original principal balance of $5,000 plus accrued interest of $345. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the addition of a conversion feature constituted a debt extinguishment rather than a trouble debt restructuring. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. See more discussion about the new debt in Note 4. On February 10, 2017, this note was converted in its entirety and has been surrendered to the Company.

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

NOTE 4 – CONVERTIBLE DEBT

Convertible debt outstanding, net of debt discount of $103,836, on March 31, 2015	$131,089
Add: reclassification from non-convertible debts to convertible debts	255,044
Add: reclassification from accrued interest to convertible debts	161,576
Less: debt discount originated from beneficial conversion feature	380,375
Less: principal converted into common stock	(422,370)
Add: amortization of debt discount	484,211
Convertible debt outstanding, net of debt discount of $0 on March 31, 2016	$229,175

Add: reclassification from non-convertible debts to convertible debts	8,300
Add: reclassification from accrued interest to convertible debts	1,520
Less: debt discount originated from beneficial conversion feature	(4,475)
Less: principal converted into common stock	(9,820)
Add: amortization of debt discount	4,475
Convertible debt outstanding, net of debt discount of $0 on March 31, 2017	$229,175

During the year ended March 31, 2017, $9,820 of convertible debts with accrued interest of $0 was converted into 178,375 shares of common stock.

During the year ended March 31, 2016, $422,370 of convertible debts with accrued interest of $2,829 was converted into 6,109,019 shares of common stock.

FOR THE YEAR ENDED MARCH 31, 2017

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

On September 10, 2014, the Company borrowed a convertible promissory note of $33,000 from Magna Equities II, LLC. The maturity date of this note is September 10, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On October 28, 2014, the Company borrowed a convertible promissory note of $25,000 from Magna Equities II, LLC. The maturity date of this note is October 28, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On December 17, 2014, the Company borrowed a convertible promissory note of $14,000 from Magna Equities II, LLC. The maturity date of this note is December 17, 2015. This loan bears an interest rate of 12% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. The conversion price is 55% multiplied by the lowest value weighted average price (VWAP) for the Common Stock during the 5 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

KBM Worldwide Inc.

On June 3, 2014, the Company borrowed $53,000 from KBM Worldwide Inc. The maturity date of this note is March 5, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price will be 55% multiplied by the lowest three trading prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, KBM Worldwide Inc. had converted debt principal of $5,735 into 8,193 common shares, bringing the note balance to $47,265. As of today the debt is still outstanding and therefore is in default.

On July 29, 2014, the Company borrowed a convertible promissory note of $32,500 from KBM Worldwide, Inc. The maturity date of this note is May 1, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. On July 30, 2014, an amendment to the note defined a floor to the conversion price to be $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

On September 15, 2014, the Company borrowed a convertible promissory note of $63,000 from KBM Worldwide, Inc. The maturity date of this note is June 17, 2015. This loan bears an interest rate of 8% per annum. Interest on overdue principal after default accrues at an annual rate of 22%. After 180 days following the date of the note, KBM Worldwide Inc. has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s Common Stock. The conversion price is 55% multiplied by the average of the lowest 3 trading day prices for the Common Stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The conversion price has a floor price of $.008 per share. As of March 31, 2017, the note is not converted yet and is still outstanding. As of today the debt is still outstanding and therefore is in default.

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

JL Shaw

On February 10, 2017 the Company entered into a debt modification agreement with debt holder JL Shaw (see Note 3). The modified note is convertible into common stock at a price of $0.04, bears an extended maturity date of June 22, 2017, and an interest rate of 8% per annum. The principal amount of the modified note is $5,345 which includes the original principal balance of $5,000 plus accrued interest of $345, and on February 10, 2017, it was converted into 133,625 common shares. This note has been converted in its entirety and has been surrendered to the Company.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. The Company evaluated the embedded conversion feature within the JL Shaw convertible note payable under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception noting none.

S. Karban

On April 4, 2016 the Company entered into a debt modification agreement with debt holder S Karban (see Note 3). The modified note is convertible into common stock at a price of $0.10, bears an extended maturity date of October 14, 2016, and an interest rate of 8% per annum. The principal amount of the modified note is $4,475 which includes the original principal balance of $3,300 plus accrued interest of $1,175, and on April 5, 2016, it was converted into 44,750 common shares. This note has been converted in its entirety and has been surrendered to the Company.

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. The Company evaluated the embedded conversion feature within the S. Karban convertible note payable under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a beneficial conversion feature inherent to the convertible note payable and a total debt discount of $4,475 was recorded on the S. Karban note. During the period ended March 31, 2017, debt discount of $4,475 was amortized, and the unamortized debt discount is $0 as of March 31, 2017.

Other Convertible Notes

Convertible debts were issued September 2009, bearing interest at a rate of 8% per annum, due in one year, and are convertible at $2.00 per share, and the total balance outstanding as of March 31, 2016 was $660. The note is in default. As of March 31, 2017, other convertible notes have a principal balance of $660.

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

NOTE 5 – PREFERRED STOCK

Each share of Series A preferred stock is convertible at any time into the number of common shares equal to four times the sum of all outstanding common and Series B and Series C preferred shares at the time of conversion divided by the number of Series A preferred shares. Series A shareholders may receive dividends as declared by the Board. The Company has 2,400 and 2,500 Series A preferred shares outstanding at March 31, 2017 and 2016.

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

Each share of Series B preferred stock is convertible into the number of common shares equal to the designated $2 initial price of the Series B preferred stock divided by one hundred times the par value of the common stock subject to adjustments as may be determined by the Board of Directors from time to time. Series B shareholders may receive dividends as declared by the Board. The Company has no Series B shares outstanding at March 31, 2017 and 2016.

Each share of Series C preferred stock is convertible at any time into 500 common shares. Series C holders may receive dividends as declared by the Board. The Company has no Series C shares outstanding at March 31, 2017 and 2016.

The Company evaluated the application of ASC 815-15 and ASC 815-40 for the embedded conversion feature of preferred stock listed above and concluded the embedded conversion option should be classified as equity.

NOTE 6 – EQUITY

On June 25, 2015, shareholders approved of a 1 for 200 reverse split of the Company’s issued and outstanding common shares. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of March 31, 2017, and 2016.

For the Year Ended March 31, 2017:

Shares issued for convertible notes:

During the year ended March 31, 2017, $9,820 of convertible debts with accrued interest of $0 was converted into 178,375 shares of common stock. See Note 4.

Common Shares issued for cash

During the year ended March 31, 2017, the Company issued 2,849,466 common shares for cash totaling $140,917, of which $38,917 was expenses paid directly on behalf of Company.

Common Shares issued for services

During the year ended March 31, 2017, the Company issued 710,000 shares to third party consultants as compensation at their fair value of $74,105.

Common Shares issued for acquisition of Pandora Venture Capital Corp.

During the year ended March 31, 2017, the Company issued 14,000,000 shares with a fair value of $4,760,000 to acquire a 100% ownership interest in Pandora Venture Capital Corp. See Note 7.

Common Shares issued for convertible Series A Preferred stock:

During the year ended March 31, 2017, EAM Delaware LLC, a Delaware limited Liability Company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 100 Preferred Series A shares into 5,308,434 common shares.

Warrants Issued

There are no warrants issued for the year ended March 31, 2017.

Under a subscription agreement dated April 21, 2014, the Company issued 16,667 restricted common shares to Irwin Zalcberg for cash totaling $200,000. Along with the subscription agreement, the Company issued warrants to purchase 20,833 shares of common stock at an exercise price of $50.00. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of March 31, 2017, the warrants remain un-exercised and have expired.

The following table summarizes the Company’s warrant activity for the year ended March 31, 2017:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding and exercisable at March 31, 2016	20,833	$50.00	$.06	$-
Issuance	-	-	-	-
Exercises	-	-	-	-
Expired	20,833	50.00	.06	-
Outstanding and exercisable at March 31, 2017	-	$-	$-	$-

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

The following table summarizes the Company’s warrant activity for the year ended March 31, 2016:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding and exercisable at March 31, 2015	23,958	$46.00	1.05	$-
Issuance	-	-	-	-
Exercises	-	-	-	-
Expired	3,125	24.00	-	-
Outstanding and exercisable at March 31, 2016	20,833	$50.00	.06	$-

NOTE 7 – ASSETS ACQUISITION AND INTANGIBLE ASSETS

Pandora Venture Capital Corp.

On June 20, 2016, the Company issued 14,000,000 common shares to acquire a 100% ownership interest in Pandora Venture Capital Corp. The Company evaluated the transaction under ASC 805 and determined that it should be accounted for as an asset acquisition. Pandora has developed business solutions for digital currency, blockchain technology, and digital currency trading. Pandora’s Pelecoin digital currency is a product which utilizes unique “value event” emission protocol and can be utilized with trade exchanges, loyalty rewards and a payment support platform. Pandora’s CrypFXPro is an online platform which allows investors to trade digital currencies similar to a stock exchange. Underlying the digital currency and trading software platforms is an enterprise blockchain platform that enables institutions to design, deploy, and operate financial networks that can power assets in various markets. The 14,000,000 shares were valued using the $0.34 per share closing price on the acquisition date for a total purchase price consideration of $4,760,000.

The following table summarizes the composition of intangible assets as of March 31, 2017.

Digital currency software (Pelecoin)	$4,260,200
Digital currency trading software	428,400
Blockchain software	71,400
Total intangible assets	$4,760,000

Intangible assets subject to amortization should be reviewed for impairment in accordance with FASB ASC 360. The Company determined that the Intangible Assets are not subject to impairment due to ongoing software development of both the digital currency trading and blockchain software platforms, and $11,000 in revenue generated during beta test of the Pelecoin cryptocurrency software for the fiscal year ended March 31, 2017.

NOTE 8 – CONCENTRATION

For the fiscal years ended March 31, 2017 and 2016, 100% of the Company’s deferred revenue is generated from gaming applications development with two customers, Microsoft Corporation and Roku Inc.

NOTE 9 – RELATED PARTY BALANCES AND TRANSACTIONS

For the Year Ended March 31, 2017:

During the year ended March 31, 2017, the Company incurred $360,000 compensation expense for Eric Mitchell, the Company CEO and CFO. Out of the $360,000 compensation expense, $11,500 was paid in cash; $0 was paid by issuance of common stock while the remaining $348,500 was still not paid. As of March 31, 2017, the accrued compensation owed to Eric Mitchell, is $453,952, including prior year accrued compensation of $105,452 (presented as part of accrued liability balance on the accompanying consolidated balance sheets).

During the year ended March 31, 2017, $81,035 was advanced to the Company by EAM Delaware LLC and the advance is due on demand with 0% interest. On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of March 31, 2017.

As of March 31, 2017, a total of $31,487 of advances was repaid by the Company to EAM Delaware LLC. $0 in advances were owed to EAM Delaware LLC as of March 31, 2017.

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

During the year ended March 31, 2016, $15,942 was advanced to the Company by Eric Mitchell and the advance is due on demand with 0% interest. As of March 31, 2016 in total $25,452 in advances were owed to him.

During the year ended March 31, 2016, DEVCAP Partners owned less than 10% of the Company’s issued and outstanding common shares, and is no longer a related party.

NOTE 10 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net loss of $697,084 as of March 31, 2017 and a net loss of $1,402,141 as of March 31, 2016. The following table shows the net deferred tax benefit:

	March 31, 2017	March 31, 2016
Deferred Tax Benefit	$781,382	$566,776
Allowance	(781,382)	(566,776)
Net Deferred Tax Benefit	$-	$-

The tax asset benefits for the net operating losses carried forward for future years are $2,232,519 and $1,619,000 respectively, for the years ended March 31, 2017 and March 31, 2016, respectively.

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

Tax returns for the years since 2014 are still open; the provision for unpaid federal income taxes reflected in the balance sheet is adequate to cover any additional assessments resulting from examinations already made or from those to be made by the Service.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On July 27, 2016, Mr. George Sharp filed suit against the Company in the Superior Court of California, County of San Diego. Sharp had previously filed a similar lawsuit in 2011 which was dismissed on February 16, 2012, and included a settlement agreement signed by Sharp which was filed with the Superior Court of California, County of Los Angeles (Case Number: BC461550) Sharp alleges misrepresentation and violation of the Unfair Business Practices Act, and seeks unspecified damages. On February 28, 2017, the Company’s offer to compromise was accepted by Mr. Sharp and the litigation was settled in the amount of $20,000, of which $10,000 will be paid by the Company, and $10,000 will be paid by Eric Mitchell, CEO of the Company. Additionally, the Company needs to indemnify officers for any loss in lawsuits, therefore, the Company assumed $20,000 liability. As of March 31, 2017, $2,500 have been paid and the settlement obligation of $17,500 is recorded on book as liability.

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

NOTE 12 – SUBSEQUENT EVENTS

On April 6, 2017, the Company issued 1,000,000 common shares for cash totaling $50,000.

On April 15, 2017, EAM Delaware LLC, a Delaware Limited Liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

On April 16, 2017, the Company borrowed $60,000 from Bluway Marketing LLC on a note payable with 0% interest rate and maturity date of April 17, 2019.

On April 16, 2017, along with the note payable to Bluway Marketing LLC, the Company issued warrants to purchase 1,650,000 shares of common stock. The warrants expire 2 years after issuance and have an exercise price of $0.05. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company.

On April 19, 2017, the Company issued 1,458,385 shares to Eric Mitchell, the Company CEO and CFO, as compensation at their fair value of $105,733.

On April 25, 2017, the Company issued 150,000 common shares for cash totaling $15,000.

On June 1, 2017, the Company issued 100,000 common shares for cash totaling $10,000.

On June 10, 2017, the Company issued 35,000 common shares for cash totaling $5,250.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2017. The Company has taken the steps described below to remediate such material weaknesses.

(B)  Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including our CEO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of March 31, 2017.

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

The Company is not an "accelerated filer" for the fiscal year ended March 31, 2017 because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

We have no other information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position(s)

Eric Mitchell	50	Chairman, CEO and President, Treasurer and CFO

Boris Nayflish	47	Director

Rebecca Bieker	60	Secretary

Eric Mitchell, Chairman, Chief Executive Officer, President, Treasurer & Chief Financial Officer.

Eric Mitchell has over 20 years of financial, business development, and strategic planning experience in the motion picture industry.  Mr. Mitchell started his career in 1990 as an executive with Sony Pictures Entertainment’s Tri-Star Pictures division. At Sony, Mr. Mitchell was responsible for overseeing strategic planning, financial planning, and business development within the motion picture group. His acquisition, business affairs, and financial talents helped Sony gain domestic and certain foreign film rights to blockbuster hits CLIFFHANGER, SNIPER, and WEEKEND AT BERNIES 2. Eric negotiated and secured theatrical & video rights to SWAN PRINCESS for Columbia TriStar Home Video, and this title became the highest grossing family title for CTHV and spawned three sequels. Mr. Mitchell also assisted Tri-Star’s Vice Chairman in acquiring multi-picture distribution rights with Carolco Pictures, which generated $250 million in profit, the most ever in Tri-Star history, generating such hits as LA STORY, UNIVERSAL SOLDIER, THE DOORS, TOTAL RECALL, BASIC INSTINCT, and TERMINATOR 2.

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

Eric has produced several motion pictures including IN THIS CORNER, 100 KILOS, THE ANNIHILATION OF FISH, and DEATH SENTENCE starring Kevin Bacon, and has served as Executive Producer for Royal Street Entertainment LLC on its Lifetime and Hallmark TV movies CITIZEN JANE and SECRETS IN THE WALLS. Mr. Mitchell has also taught a film finance class “Producing the Independent Film” at the UCLA Extension Center. Eric is a graduate of Carnegie Mellon University and received his Master’s Degree in Management from the Massachusetts Institute of Technology’s Sloan School of Management.

Boris Nayflish, Director.

Mr. Boris Nayflish has been an independent Director of WRIT Media Group, Inc. since June 20, 2016. Mr. Nayflish has over 28 years of experience in Information Technology and Logistics coupled with a technical background in Telecommunications, Insurance, Shipping, Printing and Manufacturing Industries. His experience includes complex systems integration in SAP, Oracle, BAAN, and variety of MS SQL based ERP systems. Mr. Nayflish operational experience includes analyzing current requirements and designing solutions with the aim of optimizing operational efficiency, explaining complex concepts in non-technical terms, and understanding the customer's perspective to bridge the gap between sales and development.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Eric Mitchell	FY2017	$11,500	$-	$-	$-	$-	$-	$-	$11,500
President	FY2016	-	-	194,546	-	-	-	-	194,546
	FY2015	135,600	-	60,334	-	-	-	-	195,934
Rebecca Bieker	FY2017	-	-	-	-	-	-	-	-
Secretary	FY2016	-	-	-	-	-	-	-	-
	FY2015	-	-	-	-	-	-	-	-

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Mitchell	-	-	-	-	-	-	-

Boris Nayflish	-	-	-	-	-	-	-

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Eric Mitchell	14,797,574 shares	37%

Common Stock	Boris Nayflish	6,580,000 shares	17%

Common Stock	Rebecca Bieker	0 shares	0%

Preferred Stock, Series A	Eric Mitchell	2,400 shares	100%

(c)  Ownership and Change in Control.

Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares.

There are currently no arrangements that would result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were are related party transactions during the fiscal year discussed in Note 9.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

Fiscal Year Ended	March 31, 2017	March 31, 2016

Audit Fees	$33,000	$49,000
Audit Related Fees	$-	$-
Tax Fees	$-	-
All Other Fees	$-	-

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

WRIT Media Group, Inc.

Date: July 14, 2017	By:	/s/ Eric Mitchell
Eric Mitchell
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2017	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director

