Form 10-K/A
period 2017-03-31
Writ Media Group, Inc.
filed 2017-07-20
CIK 1413547

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

There are no other classes of stock.

EXPLANATORY NOTE

WRIT Media Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended March 31, 2017 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on July 14, 2017. We are filing this Amendment to update Part III, Item 15 and provide certain XBRL data files as exhibits to the Form 10-K.

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

The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the addition of a conversion feature constituted a debt extinguishment rather than a troubled debt restructuring, with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. No gain or loss was resulted from the debt extinguishment since the fair value the new debt was the same as the old debt. The Company evaluated the embedded conversion feature within the JL Shaw convertible note payable under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception noting that there was none.

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

NOTE 10 – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has a net loss of $691,739 as of March 31, 2017 and a net loss of $1,402,141 as of March 31, 2016. The following table shows the net deferred tax benefit:

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

WRIT Media Group, Inc.

Date: July 19, 2017	By:	/s/ Eric Mitchell
Eric Mitchell
President and Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 19, 2017	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director

