Form 10-Q
period 2017-06-30
Writ Media Group, Inc.
filed 2017-08-21
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

WRIT MEDIA GROUP, INC.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 51,341,463 as of August 21, 2017.

The number of shares outstanding of our Preferred Stock is 2,290 as of August 21, 2017.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT Media Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	March 31,
	2017	2017

Assets
Current Assets
Cash and cash equivalents	$13,162	$8,112
Prepaid expense and other assets	615	615
Total current assets	13,777	8,727

Long Term Assets
Intangible assets, net of accumulated amortization of $126,140 and $0, respectively	4,633,860	4,760,000
Total Assets	$4,647,637	$4,768,727

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$99,854	$90,972
Accrued liabilities	546,385	582,243
Convertible debts, net of unamortized discount of $0 and $0, respectively	229,175	229,175
Notes payable	7,500	7,500
Notes payable - related party	125,000	125,000
Deferred Revenue	55,395	55,395
Total current liabilities	1,063,309	1,090,285

Notes payable, net of unamortized discount of $38,612	21,388	-
Total non-current liabilities	21,388	-

Total Liabilities	1,084,697	1,090,285

Shareholders’ Equity
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,290 and 2,400 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 49,907,820 and 39,857,269 shares issued and outstanding, respectively	499	398
Additional paid in capital	7,783,481	7,555,477
Accumulated deficit	(4,221,040)	(3,877,433)
Total shareholders’ Equity	3,562,940	3,678,442
Total Liabilities and Shareholders’ Equity	$4,647,637	$4,768,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended June 30,
	2017	2016

Revenue
Revenue	$64,985	$-
Cost of Services
Cost of Services Sold	52,513	-
Amortization of intangible assets	126,140	-
Gross Loss	(113,668)	-

Operating Costs and Expenses
General and administrative	212,015	104,054
Total operating expenses	212,015	104,054

Loss from operations	(325,683)	(104,054)

Other expense
Interest expense	(17,924)	(16,283)
Net loss	$(343,607)	$(120,337)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	48,196,262	18,414,181

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended June 30,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(343,607)	$(120,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-
Amortization of debt discount	3,510	4,475
Amortization of intangible assets	126,140	-
Changes in operating assets and liabilities:
Accounts payable	63,882	(10,695)
Accrued liabilities	69,875	101,808
Net cash used in operating activities	(80,200)	(24,749)

Cash Flows From Financing Activities
Advances from related party	23,767	17,232
Repayments to related party	(23,767)	-
Proceeds from sale of stock	55,250	2,517
Borrowing on notes payable	30,000	5,000
Net cash provided by financing activities	85,250	24,749

Net increase in cash and cash equivalents	5,050	-
Cash and cash equivalents, beginning of period	8,112	264
Cash and cash equivalents, end of period	$13,162	$264

Supplemental disclosure information:
Income taxes paid	$-	$-
Interest paid	$4,040	$-
Non-cash transactions:
Common Shares issued for asset purchase	$-	$4,760,000
Common Shares issued for convertible debt and accrued interest	$-	$4,475
Debt discount due to beneficial conversion feature	$-	$4,475
Debt discount from relative fair value of warrants	$42,122	$-
Expenses paid directly by third party investors on behalf of Company	$25,000	$-
Expenses paid directly by third party debt holders on behalf of Company	$30,000	$-
Common Shares issued for series A convertible preferred stock	$73	$-
Common shares issued for accrued compensation	$105,733	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

NOTE 1 – ORGANIZATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

WRIT Media Group, Inc. (“we”, “our”, “WRIT” or the “Company”) was incorporated in Delaware on March 9, 2007 to produce films, television programs and similar entertainment programs for various media formats. The Company has four wholly owned subsidiaries: Front Row Networks, Inc., Amiga Games, Inc., and Retro Infinity, Inc., and Pandora Venture Capital Corp.

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

WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro gaming” marketplace, building on the “Amiga”, “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

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

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2017 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Intangible assets

Intangible assets are initially measured at fair value. The intangible assets related to acquired software are amortized over its estimated useful life of three years using the straight-line method.

Intangible assets subject to amortization are reviewed for impairment in accordance with FASB ASC 360. The Company determined that the intangible assets related to the acquired software are not impaired as of June 30, 2017.

Fair value measurements

The Company considers the carrying values of cash and cash equivalents, prepaid expenses and other assets, accounts payable and accrued liabilities and debt to approximate the fair value of these accounts because of the short period of time since origination or the short period of time between origination of the instruments and their expected realization and related rates of interest approximate current market rates.

The Company has no financial instruments at June 30, 2017 and March 31, 2017 that are required to be fair valued on a recurring basis.

Earnings per share

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards, stock warrants and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock, stock warrants, and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

For the three months ended June 30, 2017 and 2016, common stock equivalents related to share-based awards, stock warrants, and convertible securities are 202,469,397 and 124,657,809 respectively.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,221,040 which includes a loss of $343,607 at June 30, 2017 and a working capital deficiency of $1,049,532. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 - INTANGIBLE ASSETS

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

The Company fair valued the different software components that make up the intangible assets in accordance with ASC 820-10-35 and allocated the purchase consideration to the different software components acquired based on their relative fair values. The Company determined the valuation of the software for each component of the asset from which the Company intends to generate a practical product. The software code was divided into three components based on product type to determine a valuation for each, based on the replacement cost of that component. The Company used the intermediate COCOMO Level II model to determine the replacement cost. The following table summarizes the composition and allocation of intangible assets as of June 30, 2017.

Pelecoin digital currency software platform	$2,270,520
Digital currency trading software	1,704,080
Blockchain “smart contract” software	785,400
Total intangible assets	4,760,000
Less – accumulated amortization	(126,140)
$4,633,860

For the three months ended June 30, 2017, the Company recognized amortization expense of $126,140 on the Pelecoin digital currency software platform. Ongoing software development is currently being done on the remaining software components and as such are not amortized as of June 30, 2017.

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following:

	June 30, 2017	March 31, 2017
Short term:
Notes payable	$7,500	$7,500
Notes payable – related party	$125,000	$125,000

Long term:
Notes payable, net of unamortized discount of $38,612 and $0, respectively	$21,388	$-

On April 16, 2017, the Company borrowed $60,000 from Bluway Marketing, LLC, of which $30,000 was expenses paid directly on behalf of Company. The maturity date of this note is April 17, 2019 and this loan bears an interest rate of 0% per annum from the issuance date. The note is still outstanding as of June 30, 2017. Along with the promissory note, the Company issued warrants to purchase 1,650,000 shares of common stock. The warrants expire on April 17, 2019 and have an exercise price of $0.05. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of June 30, 2017, the warrants remain un-exercised (See Note 6).

The Company used the Black-Scholes model to calculate the fair value of the warrants, and record the relative fair value as a debt discount to the note. The fair value of the warrants was determined using the following assumptions: stock price of $0.05; term of 2 years, volatility of 439% and risk free rate of 1.21%. The relative fair value of the warrants recorded as a debt discount amounted to $42,122 of which $3,510 has been amortized to interest expense for the three months ended June 30, 2017.

NOTE 5 – PREFERRED STOCK

On April 15, 2017, EAM Delaware LLC, a Delaware Limited Liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

NOTE 6 – EQUITY

Common Shares issued for cash

During the three months ended June 30, 2017, the Company issued 1,285,000 common shares for cash totaling $80,250, of which $25,000 was for expenses paid directly by investors on behalf of Company.

Common Shares issued for accrued compensation

During the three months ended June 30, 2017, the Company issued 1,458,385 shares, with a fair value of $105,733, to employee Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc, as payment of accrued compensation.

Common Shares issued for convertible Series A Preferred stock:

During the three months ended June 30, 2017, EAM Delaware LLC, a Delaware Limited Liability Company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

Warrants Issued

On April 16, 2017, the Company borrowed $60,000 from Bluway Marketing, LLC. Along with the promissory note, the Company issued warrants to purchase 1,650,000 shares of common stock. The warrants expire on April 17, 2019 and have an exercise price of $0.05. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of June 30, 2017, the warrants remain un-exercised.

The following table summarizes the Company’s warrant activity for the period ended June 30, 2017:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding and exercisable at March 31, 2017	-	$-	-	$-
Issuance	1,650,000	0.05	2.0
Exercises	-	-	-
Forfeitures	-	-	-
Outstanding and exercisable at June 30, 2017	1,650,000	$0.05	1.8	$394,350

NOTE 7 - RELATED PARTY BALANCES AND TRANSACTIONS

During the three months ended June 30, 2017, the Company incurred $105,000 compensation expense for Eric Mitchell, the Company CEO and CFO, and $133,733 of accrued compensation owed to Eric Mitchell was paid; $28,000 was paid in cash and $105,733 was paid by issuance of common stock. As of June 30, 2017, the accrued compensation owed to Eric Mitchell, is $425,219 (presented as part of accrued liability balance on the accompanying consolidated balance sheets).

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC, for expenses paid directly to third party on behalf of Company. The maturity date of this note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of June 30, 2017.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a note payable. The note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. The note is still outstanding as of June 30, 2017.

During the three months ended June 30, 2017, an aggregate amount of $23,767 was advanced by Eric Mitchell and a total of $23,767 of advances was repaid by the Company to Eric Mitchell. $0 in advances were owed to Eric Mitchell as of June 30, 2017.

NOTE 8 – SUBSEQUENT EVENTS

On July 3, 2017, the Company issued 234,000 common shares for services totaling $67,626.

In July, 2017, the Company issued 574,643 common shares for cash totaling $46,000.

On August 7, 2017 the Company issued 625,000 common shares for cash totaling $50,000.

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

Amiga Games Inc. licenses classic pre-Windows computer game libraries and adapts and republishes the most popular titles for smartphones, modern game consoles, PCs, tablets, and other television streaming devices. WRIT also established a new company, Retro Infinity Inc., to publish and brand games that were not originally released for Amiga brand computers. The two companies tap into the growing “retro gaming” marketplace, building on the “Amiga”, “Atari”, and “MS-DOS” brands, delivering retro-gaming titles adapted for modern devices as well as merchandise featuring brands and characters from the games.

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

On January 22, 2014, the Company changed the name of the corporation to WRIT Media Group, Inc., and authorized a 1 for 1,000 reverse split of the Company’s issued and outstanding shares of Common Stock. The name change was authorized to encompass the Company’s broadened activities, including additional business plans and models, and the acquisition and formation of new subsidiaries. The equity restructuring was authorized to achieve the following: (a) price per share -- the rollback will increase the price per share to above $0.01, sub-penny markets are getting harder to trade and next to impossible to finance; (b) funding -- with a sub penny share price the Company was unable to fund because of dilution, post rollback the share price should be well above $0.01 and allow management to close on numerous funding opportunities that have been presented; (c) larger potential audience -- with a higher share price the Company will have access to investors who do not trade sub penny stocks such as institutions and Europeans; (d) listing in Europe -- the Company will now be able to list its common shares for trading on a European Stock Exchange, as co-listings in Europe are not accepted with a sub penny share price; and (e) acquisitions -- the Company will be able to use common shares to acquire larger assets and other industry related companies.

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

On February 4, 2014 the Company completed its administrative and legal work with the Depository Trust & Clearing Corporation (“DTCC”) and the DTCC’s long-standing “Administrative Chill” on clearing WRIT stock certificates was removed. DTCC resumed accepting deposits of the Company’s common stock for book entry transfer services. As a result, shareholders with online brokerage accounts at firms such as Scottrade, ETRADE, TD Ameritrade and other full service brokerage firms are allowed to deposit new shares of WRIT’s common stock in the electronic system that controls clearance and settlement. The reinstatement of the DTC depository services is an instrumental and enormous accomplishment for WRIT, which greatly reduced the costs and expenses associated with private equity investments in the Company.

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

The websites are currently being modified to accept payment for crowdfunding transactions, and we launched the Retro Infinity/Amiga Games crowdfunding platform, supported by a social marketing campaign, in the 3rd quarter of 2015. The initial campaign was not successful, so the Company is seeking additional financing from strategic partners that will allow the Company to resume and complete software development, and commence product marketing activities, or seeking to sell all or some of the video gaming assets.

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

In the three month period ending June 30, 2017, the Company generated $64,985 in revenue from the launch of its Pelecoin product. We believe WRIT is well positioned to benefit from the developing market and growth in digital currency trading platforms and products, and block chain technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT’s product.

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues. Revenues of $64,985 and $0 were recognized for the three months ended June 30, 2017 and 2016.

Cost of Services. Cost of services sold of $52,513 and $0 were recognized for the three months ended June 30, 2017 and 2016.

Amortization expense. We incurred $126,140 amortization expense for the three months ended June 30, 2017 and $0 for the same period in 2016. The increase in amortization expense is mainly related to the amortization of intangible assets during the period.

Gross Loss. As a result of the foregoing factors, we generated a gross profit of $113,668 for the three months ended June 30, 2017, and we generated a gross profit of $0 for the same period in 2016.

Operating Costs and Expenses

Wages and benefits. Wages and benefits expenses of $105,000 increased by $15,000 and 17% for the three months ended June 30, 2017 as compared to the same period in 2016. The increase is mainly due to an annual increase in wages and benefit expenses.

Audit and accounting. Audit and accounting expenses of $12,500 increased $12,500 and 100% for the three months ended June 30, 2017 as compared to the same period in 2016. The decrease in the audit and accounting expense is mainly related to the timing and Company’s accrual of accounting expenses.

Legal Fee. Legal fee expenses of $31,644 increased $30,084 and 1920% for the three months ended June 30, 2017 as compared to the same period in 2016. The increase in legal fee expense is mainly related to an increase in litigation costs.

Other general and administrative expenses. Other general and administrative expenses $62,871 increased by $50,377 and 403% for the three months ended June 30, 2017 as compared to the same period in 2016. Those expenses consist primarily of company’s business development, consulting fees and other expenses incurred in connection with general operations. The decrease is mainly related to a decrease in the consulting fees related to gaming software business development.

Loss from operations. Our loss from operations was $199,543 for the three months ended June 30, 2017 and $104,054 for the same period in 2016.

Interest expense. We incurred $17,924 interest expense for the three months ended June 30, 2017 and $16,283 for the same period in 2016. The increase in interest expense is mainly related to the increase in notes payable.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $343,607 for the three months ended June 30, 2017, and we generated a net loss of $120,337 for the same period in 2016.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,221,040 at June 30, 2017 that includes the net loss of $343,607 for the three months ended June 30, 2017. The Company also had a working capital deficiency of $1,049,532 as of June 30, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of June 30, 2017 and March 31, 2017, we have $13,162 and $8,112 cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $80,200 for the three months ended June 30, 2017 reflected our net loss of $343,607, adjusted for $3,510 for amortization of debt discount, $126,140 for amortization of intangible assets, an increase in accrued liabilities of $69,875, and an increase in accounts payable of $63,882.

Net Cash used in operating activities of $24,749 for the three months ended June 30, 2016 reflected our net loss of $120,337, adjusted for $4,475 for amortization of debt discount, and an increase in accrued liabilities of $101,808. There was a decrease in accounts payable of $10,695.

Financing activities

Net cash provided by financing activities of $85,250 for the three months ended June 30, 2017 includes proceeds from shares issued for cash of $55,250, funds of $30,000 borrowed on notes payable, advances from related party of $23,767, and repayment of related party advances of $23,767.

Net cash provided by financing activities of $24,749 for the three months ended June 30, 2016 includes advances from related party of $17,232, proceeds from shares issued for cash of $2,517, and funds of $5,000 borrowed from third party.

Loan Commitments

Borrowings from Related Parties

During the year period ended June 30, 2016, $23,767 was advanced by Eric Mitchell and the advance is due on demand with 0% interest. As of June 30, 2017 in total $23,767 in advances were repaid by the Company to Mr. Mitchell and the balance due is $0.

Borrowings from Third Parties

Bluway Marketing, LLC

On April 16, 2017, the Company borrowed $60,000 from Bluway Marketing, LLC, of which $30,000 was expenses paid directly on behalf of Company. The maturity date of this note is April 17, 2019 and this loan bears an interest rate of 0% per annum from the issuance date. The note is still outstanding as of June 30, 2017.

Along with the promissory note, the Company issued warrants to purchase 1,650,000 shares of common stock. The warrants expire on April 17, 2019 and have an exercise price of $0.05. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company. As of June 30, 2017, the warrants remain un-exercised.

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

Transaction Verification Services

Revenue earned from Pelecoin processing activities (“Transaction Verification Services”), commonly termed ‘mining’ activities, is recognized at the fair value of the bitcoins received as consideration on the date of actual receipt. The Company generates revenue by performing computer processing activities for Pelecoin generation. In the digital-currency industry such activity is generally referred to as Transaction Verification Services or Pelecoin mining. The Company receives consideration for performing such transaction verification activities in the form of Pelecoins. Revenue is recorded upon the actual receipt of Pelecoins.

Expenses consist of utilities paid to cover our electric costs, rent for our facility and personnel to run our facility. The expenses related to our Transaction Verification Services activities are affected by the level of activities and not the ultimate generation of bitcoins. The Company expenses these costs as they are incurred.

Long Lived Assets

In accordance with ASC 360 “Property Plant and Equipment,” the Company reviews the carrying value of intangibles subject to amortization and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Intangible Assets

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. Software technology intangible assets with determinable lives are amortized over periods generally ranging from 3 to 5 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2017.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of June 30, 2017.

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

On July 27, 2016, Mr. George Sharp filed suit against the Company in the Superior Court of California, County of San Diego. Sharp had previously filed a similar lawsuit in 2011 which was dismissed on February 16, 2012, and included a settlement agreement signed by Sharp which was filed with the Superior Court of California, County of Los Angeles (Case Number: BC461550) Sharp alleges misrepresentation and violation of the Unfair Business Practices Act, and seeks unspecified damages. On February 28, 2017, the Company’s offer to compromise was accepted by Mr. Sharp and the litigation was settled in the amount of $20,000, of which $10,000 will be paid by the Company, and $10,000 will be paid by Eric Mitchell, CEO of the Company. Additionally, the Company needs to indemnify officers for any loss in lawsuits, therefore, the Company assumed $20,000 liability. As of June 30, 2017, $20,000 has been paid and the settlement obligation of $0 is recorded on book as liability.

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

WRIT MEDIA GROUP, INC.

August 21, 2017	By:	/s/ Eric Mitchell
Eric Mitchell
President and Sole Director

	By:	/s/ Eric Mitchell
Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

