Form 10-Q
period 2017-09-30
Writ Media Group, Inc.
filed 2017-11-20
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

WRIT MEDIA GROUP, INC.

a Delaware corporation

8200 Wilshire Boulevard,

Suite 200

Beverly Hills, CA 90211

310.461.3739

Commission file number: 333-156832

I.R.S. Employer I.D. #: 56-2646829

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of our Common Stock is 57,410,603 as of November 20, 2017.

The number of shares outstanding of our Preferred Stock is 2,290 as of November 20, 2017.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT Media Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$47,977	$8,112
Prepaid expense and other current assets	-	615
Total current assets	47,977	8,727

Non-current Assets
Property and equipment, net	8,354
Intangible assets, net of accumulated amortization of $315,350 and $0, respectively	4,515,319	4,760,000
Total Assets	$4,571,650	$4,768,727

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$84,739	$90,972
Accrued liabilities	348,853	582,243
Convertible debts	229,175	229,175
Notes payable	-	7,500
Notes payable - related party	125,000	125,000
Deferred Revenue	55,395	55,395
Total current liabilities	843,162	1,090,285

Total Liabilities	843,162	1,090,285

Shareholders' Equity
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,290 and 2,290 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 55,842,130 and 39,857,269 shares issued and outstanding, respectively	558	398
Additional paid in capital	8,443,148	7,555,477
Accumulated deficit	(4,715,218)	(3,877,433)
Total shareholders' Equity	3,728,488	3,678,442
Total Liabilities and Shareholders' Equity	$4,571,650	$4,768,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Revenue	92,263	-	157,248	-
Cost of Services Sold		-		-
Cost of Services Sold	76,299	-	128,812	-
Amortization of intagible assets	189,210	-	315,350	-
Gross Loss	(173,246)	-	(286,914)	-

Operating Costs and Expenses
General and administrative	266,222	211,212	478,237	315,266
Total operating expenses	266,222	211,212	478,237	315,266

Loss from operations	(439,468)	(211,212)	(765,151)	(315,266)

Other expense
Interest expense	(54,710)	(11,812)	(72,634)	(28,095)
Net loss	(494,178)	(223,024)	(837,785)	(343,361)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	53,077,339	31,169,449	50,650,137	24,826,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended September 30,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(837,785)	$(343,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,664	560
Shares issued for services	67,626	46,500
Amortization of debt discount	42,122	4,475
Amortization of intangible assets	315,350	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	615	-
Accounts payable	48,767	(52,743)
Accrued liabilities	127,943	203,620
Net cash used in operating activities	(233,698)	(140,949)

Cash Flows From Investing Activities
Cash paid for intangible assets	(70,669)	-
Cash paid for property and equipment	(10,018)	-
Net cash used in investing activities	(80,687)	-

Cash Flows From Financing Activities
Advances from related party	66,348	52,431
Repayment of advances from related party	(66,348)	(2,400)
Proceeds from sale of stock	331,750	35,917
Repayment on notes payable	(7,500)	-
Borrowings from note payable	30,000	5,000
Borrowings from related party	-	50,000
Net cash provided by financing activities	354,250	140,948

Net decrease in cash and cash equivalents	39,865	(1)
Cash and cash equivalents, beginning of period	8,112	264
Cash and cash equivalents, end of period	$47,977	$263

Supplemental disclsoure information:
Income taxes paid	$-	$-
Interest paid	$11,530	$-
Non-cash financing activities:
Common shares issued for asset purchase	$-	$4,760,000
Common shares issued for convertible debt and accrued interest	$-	$4,475
Debt discount due to beneficial conversion feature	$-	$4,475
Debt discount from relative fair value of warrants	$42,122	$-
Expenses paid directly by third party investors on behalf of Company	$25,000	$-
Expenses paid directly by third party debt holder on behalf of Company	$30,000	$-
Common shares issued for series A convertible preferred stock	$73	$-
Common shares issued for accrued compensation	$361,333	$-
Exercise of warrants offset against note payable	$60,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

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

On August 2, 2017, Pandora Venture Capital Corp. changed its corporate name to Skylab USA, Inc.

Basis of presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended March 31, 2017 as filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the annual report on Form 10-K have been omitted.

Intangible assets

Intangible assets are initially measured at fair value. The intangible assets related to acquired software are amortized over its estimated useful life of three years using the straight-line method.

Intangible assets subject to amortization are reviewed for impairment in accordance with FASB ASC 360. The Company determined that the intangible assets related to the acquired software are not impaired as of September 30, 2017.

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

The Company has no financial instruments at September 30, 2017 and March 31, 2017 that are required to be fair valued on a recurring basis.

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

For the six months ended September 30, 2017 and 2016, common stock equivalents related to share-based awards, stock warrants, and convertible securities are 226,206,637 and 128,033,809 respectively.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In May 2014, the FASB issued ASU 2014-09--Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,715,218 which includes a loss of $837,785 at September 30, 2017 and a working capital deficiency of $795,185. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – INTANGIBLE ASSETS

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

The Company fair valued the different software components that make up the intangible assets in accordance with ASC 820-10-35 and allocated the purchase consideration to the different software components acquired based on their relative fair values. The Company determined the valuation of the software for each component of the asset from which the Company intends to generate a practical product. The software code was divided into three components based on product type to determine a valuation for each, based on the replacement cost of that component. The Company used the intermediate COCOMO Level II model to determine the replacement cost. The following table summarizes the composition and allocation of intangible assets as of September 30, 2017.

Pelecoin digital currency software platform	$2,270,520
Digital currency trading software	1,704,080
Blockchain “smart contract” software	785,400
Total intangible assets	4,760,000
Plus: Software Development	70,669
Less – accumulated amortization	(315,350)
$4,515,319

For the six months ended September 30, 2017, the Company capitalized software development costs of $70,669, and the Company recognized amortization expense of $315,350 on the Pelecoin digital currency software platform. Ongoing software development cost is currently being done on the remaining software components and as such are not amortized as of September 30, 2017.

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following:

	September 30, 2017	March 31, 2017
Short term:
Notes payable (unsecured)	$-	$7,500
Notes payable – related party (see Note 7) (secured)	$125,000	$125,000

Falmouth Street Holdings, LLC

On September 11, 2017, the Company paid the noteholder $9,997, of which $7,500 was principal and $2,497 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company

Bluway Marketing, LLC

On April 16, 2017, the Company borrowed $60,000 from Bluway Marketing, LLC (“Bluway”), of which $30,000 was expenses paid directly on behalf of Company. The maturity date of this note is April 17, 2019 and this loan bears an interest rate of 0% per annum from the issuance date. Along with the promissory note, the Company issued warrants to purchase 1,650,000 shares of common stock. The warrants expire on April 17, 2019 and have an exercise price of $0.05. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company.

On August 17, 2017 Bluway exercised the 1,650,000 warrants in exchange for 1,650,000 shares of the Company’s common stock at the price of $0.05 per share. The total consideration was for $82,500, of which $60,000 was offset against the note and the remaining $22,500 was paid in cash. As of September 30, 2017, the outstanding balance on the Bluway note was zero.

The Company used the Black-Scholes model to calculate the fair value of the warrants, and record the relative fair value as a debt discount to the note. The fair value of the warrants was determined using the following assumptions: stock price of $0.05; term of 2 years, volatility of 439% and risk-free rate of 1.21%. The relative fair value of the warrants recorded as a debt discount amounted to $42,122 of which $42,122 has been amortized to interest expense for the six months ended September 30, 2017.

NOTE 5 – PREFERRED STOCK

On April 15, 2017, EAM Delaware LLC, a Delaware Limited Liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

NOTE 6 – EQUITY

Common Shares issued for cash

During the six months ended September 30, 2017, the Company issued 3,915,310 common shares for cash totaling $334,250 of which $25,000 was for expenses paid directly by investors on behalf of Company.

Common Shares issued for services

During the six months ended September 30, 2017, the Company issued 234,000 common shares for services with a fair value of $67,626.

Common Shares issued for accrued compensation

During the six months ended September 30, 2017, the Company issued 2,878,385 shares, with a fair value of $361,333, to employee Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc, as payment of accrued compensation.

Common Shares issued for convertible Series A Preferred stock:

During the six months ended September 30, 2017, EAM Delaware LLC, a Delaware Limited Liability Company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

Warrants

The following table summarizes the Company’s warrant activity for the six months ended September 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic value

Outstanding and exercisable at March 31, 2017	-	$-	-	$-
Issuance	1,650,000	0.05	2.0
Exercises	1,650,000	0.05	-	-
Forfeitures	-	-	-	-
Outstanding and exercisable at September 30, 2017	-	$-	-	$-

NOTE 7 – RELATED PARTY BALANCES AND TRANSACTIONS

During the six months ended September 30, 2017, the Company incurred $210,000 compensation expense for Eric Mitchell, the Company CEO and CFO, and $444,333 of accrued compensation owed to Eric Mitchell was paid; $83,000 was paid in cash and $361,333 was paid by issuance of common stock. As of September 30, 2017, the accrued compensation owed to Eric Mitchell, is $219,619 (presented as part of accrued liability balance on the accompanying consolidated balance sheets).

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC, for expenses paid directly to third party on behalf of Company. The maturity date of this secured note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On August 4, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of August 4, 2018, an interest rate of 14% per annum, and a one-time interest payment of $500 due upon acceptance of debt modification agreement. The secured note is still outstanding as of September 30, 2017.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into an secured note payable. The secured note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On September 30, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of September 30, 2018, an interest rate of 14% per annum, and a one-time interest payment of $710 due upon acceptance of debt modification agreement. The secured note is still outstanding as of September 30, 2017.

The Company evaluated the modification of the notes under ASC 470-50 and determined that the modification was not considered substantial.

During the six months ended September 30, 2017, an aggregate amount of $66,348 was advanced by Eric Mitchell and a total of $66,348 of advances was repaid by the Company to Eric Mitchell. $0 in advances were owed to Eric Mitchell as of September 30, 2017.

NOTE 8 – SUBSEQUENT EVENTS

On October 25, 2017, the Company issued 150,000 common shares for services totaling $24,450.

In October 2017, the Company issued 153,473 common shares for cash totaling $13,000.

On October 17, 2017 the Company approved a special stock dividend distribution for 1,250,000 shares of common stock of Skylab USA, Inc., its wholly-owned subsidiary, with a shareholders of record date of November 14, 2017 and a distribution date of November 28, 2017.

On November 9, 2017 the Company issued 159,948 common shares for cash totaling $15,000.

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

In the six-month period ended September 30, 2017, the Company generated $157,248 in revenue from the launch of its Pelecoin product. We believe WRIT is well positioned to continue this growth and benefit from the developing marketplace in digital currency trading platforms and products, and blockchain and “smart contracts” technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT’s product.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenues. Revenues of $92,263 increased by $92,263 and 100% for the six months ended September 30, 2017 as compared to the same period in 2016. The increase is mainly due to the launch of the Company’s Pelecoin software product.

Wages and benefits. Wages and benefits expense of $105,000 increased by $15,000 and 17% for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expense of $24,000 increased by $3,000 and 14% for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in the audit and accounting expense is mainly related to the timing and Company’s accrual of accounting expenses.

Legal Fee. Legal fee expense of $3,500 decreased by $8,750 and 71% for the three months ended September 30, 2017 as compared to the same period in 2016. The decrease in the legal fee is related to a decrease in services required for certain corporate actions and litigation.

Other general and administrative expenses. Other general and administrative expense of $133,722 increased by $45,760 and 52% for the three months ended September 30, 2017 as compared to the same period in 2016. Those expenses consist primarily of company’s business development including advertising and promotion programs, consulting fees and other expenses incurred in connection with general operations and the business acquisition.

Loss from operations. Our loss from operations was $439,468 for the three months ended September 30, 2017 and a loss of $211,212 for the same period in 2016.

Interest expense. We incurred $54,710 of interest expense for the three months ended September 30, 2017 and $11,812 for the same period in 2016. The increase in interest expense is mainly related to the increase in debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $494,178 for the three months ended September 30, 2017, and we generated a net loss of $223,024 for the same period in 2016.

Six Months Ended September 30, 2017 and 2016

Revenues. Revenues of $157,248 increased by $157,248 and 100% for the six months ended September 30, 2017 as compared to the same period in 2016. The increase is mainly due to the launch of the Company’s Pelecoin software product.

Wages and benefits. Wages and benefits expense of $210,000 increased by $30,000 and 17% for the three months ended September 30, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in compensation policy.

Audit and accounting. Audit and accounting expense of $36,500 increased by $15,500 and 74% for the six months ended September 30, 2017 as compared to the same period in 2016. The increase in the audit and accounting expense is related to an increase in corporate finance activities and the timing of services invoiced.

Legal fee. Legal fee of $33,124 increased by $20,874 and 270% for the six months ended September 30, 2017 as compared to the same period in 2016. The decrease in the legal fee is related to a decrease in services required for certain corporate actions.

Other general and administrative expenses. Other general and administrative expense of $198,613 increased by $96,597 and 95% for the six months ended September 30, 2017 as compared to the same period in 2016. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred relating to general operations. The increase is mainly related to the decrease in software development activities from the prior year.

Loss from operations. Our loss from operations was $765,151 for the six months ended September 30, 2017 and $315,266 for the same period in 2016. . The increase is mainly related to the increase in interest expense and operating expenses and amortization of intangible assets from the same period in 2016.

Interest expense. We incurred $72,634 in interest expense for the six months ended September 30, 2017 and $28,095 for the same period in 2016. The increase in interest expense is mainly related to the increase of debt balances and amortization of debt discount.

Net income or loss. As a result of the foregoing factors, we generated a net loss of $837,785 for the six months ended September 30, 2017, and a net loss of $343,361 for the same period in 2016. The increase is mainly related to the increase in interest expense and operating expenses and amortization of intangible assets from the same period in 2016.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net losses and had a working capital deficiency of $795,175. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of September 30, 2017, and March 31, 2017, we have $47,977 and $8,112 in cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $233,698 for the six months ended September 30, 2017 reflected our net loss of $837,785, adjusted for $315,350 of amortization of intangible assets, $42,122 of amortization of debt discount, depreciation of $1664, and $67,626 in stock based compensation. Uses of cash included a decrease in accrued liabilities of $127,943, a decrease in accounts payable of $48,767, and a decrease in prepaid expenses and other current assets of $615.

Net Cash used in operating activities of $140,949 for the six months ended September 30, 2016 reflected our net loss of $343,361, adjusted for $4,475 of amortization of debt discount, depreciation of $560, and $46,500 in stock based compensation. Additional sources of cash include an increase in accounts payable of $52,743. Uses of cash included a decrease in accrued liabilities of $203,620.

Investing activities

Net cash used in investing activities of $80,687 for the six months ended September 30, 2017 includes cash paid for intangible assets of $70,669, and cash paid for property and equipment of $10,018. Net cash used in investing activities is $0 for the six months ended September 30, 2016.

Financing activities

Net cash provided by financing activities of $354,250 for the six months ended September 30, 2017 includes advances from related party of $66,348, proceeds from the sale of stock of $331,750, borrowings from note payable of $30,000, less repayment of advances from related party of $66,348, and repayment of note payable of $7,500.

Net cash provided by financing activities of $140,948 for the six months ended September 30, 2016 includes cash received from subscriptions of $35,917, net advances from related parties of $50,031, borrowing on short term notes payable of $5,000, and borrowing on related party short term notes payable of $50,000.

Loan Commitments

Borrowings from Related Parties

During the six months ended September 30, 2017, $66,348 was advanced by Eric Mitchell and the advance is due on demand with 0% interest. As of September 30, 2017, in total $66,348 in advances were repaid by the Company to Mr. Mitchell and the balance due is $0.

Borrowings from Third Parties

Bluway Marketing, LLC

On April 16, 2017, the Company borrowed $60,000 from Bluway Marketing, LLC (“Bluway”), of which $30,000 was expenses paid directly on behalf of Company. The maturity date of this note is April 17, 2019 and this loan bears an interest rate of 0% per annum from the issuance date. Along with the promissory note, the Company issued warrants to purchase 1,650,000 shares of common stock. The warrants expired on April 17, 2019 and have an exercise price of $0.05. The warrants do not entitle the holder to any voting rights or other rights as a shareholder of the Company.

On August 17, 2017 Bluway exercised the 1,650,000 warrants in exchange for 1,650,000 shares of the Company’s common stock at the price of $0.05 per share. The total consideration was for $82,500, of which $60,000 was offset against the note and the remaining $22,500 was paid in cash. As of September 30, 2017, the outstanding balance on the Bluway note was zero.

Falmouth Street Holdings, LLC

On September 11, 2017, the Company paid the noteholder $9,997, of which $7,500 was principal and $2,497 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2017.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of September 30, 2017.

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

WRIT MEDIA GROUP, INC.

November 20, 2017	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

