Form 10-Q
period 2017-12-31
Writ Media Group, Inc.
filed 2018-03-12
CIK 1413547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

WRIT MEDIA GROUP, INC.

a Delaware corporation

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

The number of shares outstanding of our Common Stock is 56,918,051 as of March 12, 2018.

The number of shares outstanding of our Preferred Stock is 2,290 as of March 12, 2018.

There are no other classes of stock.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WRIT Media Group, Inc.
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$262,383	$8,112
Advances to supplier	968,575	-
Prepaid expense and other current assets	-	615
Total current assets	1,230,958	8,727

Non-current Assets
Property and equipment, net	$8,354	$-
Intangible assets, net of accumulated amortization of $504,560 and $0, respectively	4,421,228	4,760,000
Total Assets	$5,660,540	$4,768,727

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable	$16,000	$90,972
Due to related party	730	$-
Accrued liabilities	459,273	582,243
Convertible debts	229,175	229,175
Notes payable	-	7,500
Notes payable - related party	-	125,000
Deferred revenue	1,121,645	55,395
Total current liabilities	1,826,823	1,090,285

Total Liabilities	1,826,823	1,090,285

Shareholders' Equity
Preferred Stock:
Series A convertible preferred stock, $.00001 par, 130,000,000 shares authorized, 2,290 and 2,290 shares issued and outstanding, respectively	-	-
Series B convertible preferred stock, $.00001 par, 70,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible preferred stock, $.00001 par, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par, 20,000,000,000 shares authorized, 57,043,051 and 39,857,269 shares issued and outstanding, respectively	570	398
Additional paid in capital	8,572,336	7,555,477
Accumulated deficit	(4,739,189)	(3,877,433)
Total shareholders' Equity	3,833,717	3,678,442
Total Liabilities and Shareholders' Equity	$5,660,540	$4,768,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue
Transaction verification services	255,046	-	412,294	-
Sale of goods	1,113,750		1,113,750
Cost of Revenue		-		-
Cost of goods sold	792,425	-	792,425	-
Cost of services	135,076	-	263,888	-
Amortization of intagible assets	189,210	-	504,560	-
Gross Profit (Loss)	252,085	-	(34,829)	-

Operating Expenses
General and administrative	294,734	156,740	772,971	472,006
Total operating expenses	294,734	156,740	772,971	472,006

Loss from operations	(42,649)	(156,740)	(807,800)	(472,006)

Other income (expense)
Other income	33,500	-	33,500	-
Interest expense	(14,822)	(14,630)	(87,456)	(42,725)
Net loss	(23,971)	(171,370)	(861,756)	(514,731)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	55,312,103	33,347,699	52,558,185	27,677,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT Media Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended December 31,
	2017	2016

Cash Flows From Operating Activities
Net loss	$(861,756)	$(514,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,664	560
Shares issued for services	162,826	71,500
Amortization of debt discount	42,122	4,475
Amortization of intangible assets	504,560	-
Changes in operating assets and liabilities:
Deferred revenue	1,066,250	-
Prepaid expense and other current assets	615	-
Accounts payable	(13,472)	(59,620)
Advances to supplier	(968,575)	-
Accrued liabilities	238,363	296,250
Net cash provided by (used in) operating activities	172,597	(201,566)

Cash Flows From Investing Activities
Cash paid for intangible assets	(165,788)	-
Cash paid for property and equipment	(10,018)	-
Net cash used in investing activities	(175,806)	-

Cash Flows From Financing Activities
Cash proceeds from warrant exercise	22,500	-
Advances from related party	140,450	69,636
Repayment of advances from related party	(139,720)	(20,088)
Proceeds from sale of stock	336,750	110,917
Repayment on notes payable	(7,500)	-
Repayment on notes payable - related party	(125,000)	-
Borrowings from note payable	30,000	5,000
Borrowings from related party	-	50,000
Net cash provided by financing activities	257,480	215,465

Net increase in cash and cash equivalents	254,271	13,899
Cash and cash equivalents, beginning of period	8,112	264
Cash and cash equivalents, end of period	$262,383	$14,163

Supplemental disclsoure information:
Income taxes paid	$-	$-
Interest paid	$15,941	$-
Non-cash financing activities:
Common shares issued for asset purchase	$-	$4,760,000
Common shares issued for convertible debt and accrued interest	$-	$4,475
Debt discount due to beneficial conversion feature	$-	$4,475
Debt discount from relative fair value of warrants	$42,122	$-
Expenses paid directly by third party investors on behalf of Company	$31,500	$-
Expenses paid directly by third party debt holder on behalf of Company	$30,000	$-
Common shares issued for series A convertible preferred stock	$73	$53
Common shares issued for accrued compensation	$361,333	$-
Exercise of warrants offset against note payable	$60,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WRIT MEDIA GROUP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

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

On August 2, 2017, Pandora Venture Capital Corp. changed its corporate name to Skylab USA, Inc.

On October 17, 2017 the Company approved a special stock dividend distribution for 1,250,000 shares of common stock of Skylab USA, Inc., its wholly-owned subsidiary, with shareholders of record date of November 14, 2017 and a distribution date of November 28, 2017. The fair value of the 1,250,000 shares at par value of $0.0001 was determined to be $125. On November 20, 2017, a temporary injunction was entered by a New York state court to prohibit the Company and its stock transfer agent from issuing the stock dividend to Company shareholders, pending a hearing on the preliminary injunction filed against the Company by Magna Equities II, LLC and Hanover Holdings I, LLC. On January 8, 2018, the New York state court entered an order which declined the preliminary injunction and dissolved the temporary injunction. Accordingly, the Company scheduled a new issue date and the subsidiary stock dividend distribution was made on January 12, 2018.

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

Intangible assets subject to amortization are reviewed for impairment in accordance with FASB ASC 360. The Company determined that the intangible assets related to the acquired software are not impaired as of December 31, 2017.

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

The Company has no financial instruments at December 31, 2017 and March 31, 2017 that are required to be fair valued on a recurring basis.

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

For the nine months ended December 31, 2017 and 2016, common stock equivalents related to share-based awards, stock warrants, and convertible securities are 231,010,321 and 156,817,545 respectively.

Revenue

Revenue earned by the Company is derived from three main components; transaction verification services, sale of goods, and revenue from hosting services.

Revenue earned from Pelecoin processing activities (“transaction verification services”) commonly termed ‘mining’ activities, is recognized at the fair value of the crypto-currency received as consideration on the date of actual receipt. The Company generates revenue by performing computer processing activities for Pelecoin generation. The Company receives consideration for performing such transaction verification activities in the form of Pelecoins. Revenue is recorded upon the actual receipt of Pelecoins.

Revenue generated from the sale of the Company’s PLCN miner hardware has two possible components; sale of the hardware directly to consumers who can take delivery of the computer hardware and use it at their own location, and a separate hosting services component if the Company provides electric power, internet service, and insurance in a commercial location.

Hosting services are negotiated as a separate package with consumers and the consideration to be paid in one contract does not depend on the price or performance of the other contract, and it does not have a single performance obligation. Revenue for the sale of Pelecoin miners is recognized when the following conditions are satisfied:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred, or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectability is reasonably assured.

Revenue from the sale of Pelecoin miners for the nine months ended December 31, 2017 were primarily with one customer.

Hosting services revenue will be recognized when the Company satisfies its performance obligation by transferring the promised services to the customer. As of December 31, 2017, the Company has not recognized any hosting service revenue.

Payments received for activities or services occurring in future fiscal periods are recorded as deferred revenue and are recognized as revenue when the goods or services have been provided. Deferred revenue as of December 31, 2017 and March 31, 2017 amounted to $1,121,645 and $55,395, respectively.

Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In May 2014, the FASB issued ASU 2014-09--Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company will adopt ASU 2014-09 in the first quarter of fiscal year 2019. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning April 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company is currently evaluating the impact the adoption of this ASU will have on its financial statements.

NOTE 2 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,739,189 which includes a loss of $861,756 at December 31, 2017 and a working capital deficiency of $595,865. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from outcome of this uncertainty. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – ADVANCES TO SUPPLIER

As reflected in the accompanying consolidated financial statements, in December 2017 the Company advanced $968,575 to its supplier of Pelecoin miners. At December 31, 2017 the Pelecoin miners have not yet been delivered.

NOTE 4 - INTANGIBLE ASSETS

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

The Company fair valued the different software components that make up the intangible assets in accordance with ASC 820-10-35 and allocated the purchase consideration to the different software components acquired based on their relative fair values. The Company determined the valuation of the software for each component of the asset from which the Company intends to generate a practical product. The software code was divided into three components based on product type to determine a valuation for each, based on the replacement cost of that component. The Company used the intermediate COCOMO Level II model to determine the replacement cost. The following table summarizes the composition and allocation of intangible assets as of December 31, 2017.

Pelecoin digital currency software platform	$2,270,520
Digital currency trading software	1,704,080
Blockchain “smart contract” software	785,400
Total intangible assets	4,760,000
Plus: Software Development	165,788
Less – accumulated amortization	(504,560)
$4,421,228

For the nine months ended December 31, 2017, the Company capitalized software development costs of $165,788, and the Company recognized amortization expense of $504,560 on the Pelecoin digital currency software platform. Ongoing software development cost is currently being done on the remaining software components and as such are not amortized as of December 31, 2017.

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following:

	December 31, 2017	March 31, 2017
Short term:
Notes payable (unsecured)	$-	$7,500
Notes payable – related party (see Note 8)(secured)	$-	$125,000

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

On August 17, 2017 Bluway exercised the 1,650,000 warrants in exchange for 1,650,000 shares of the Company’s common stock at the price of $0.05 per share. The total consideration was for $82,500, of which $60,000 was offset against the note and the remaining $22,500 was paid in cash. As of December 31, 2017, the outstanding balance on the Bluway note was zero.

The Company used the Black-Scholes model to calculate the fair value of the warrants and record the relative fair value as a debt discount to the note. The fair value of the warrants was determined using the following assumptions: stock price of $0.05; term of 2 years, volatility of 439% and risk-free rate of 1.21%. The relative fair value of the warrants recorded as a debt discount amounted to $42,122 of which $42,122 has been amortized to interest expense for the nine months ended December 31, 2017.

EAM Delaware LLC

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC, for expenses paid directly to third party on behalf of Company. The maturity date of this secured note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On August 4, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of August 4, 2018, an interest rate of 14% per annum, and a one-time interest payment of $500 due upon acceptance of debt modification agreement. In December 2017, the Company paid the noteholder $51,764, of which $50,000 was principal and $1,764 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a secured note payable. The secured note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On September 30, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of September 30, 2018, an interest rate of 14% per annum, and a one-time interest payment of $710 due upon acceptance of debt modification agreement. In December 2017, the Company paid the noteholder $77,647, of which $75,000 was principal and $2,647 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company.

The Company evaluated the modification of the note under ASC 470-50 and determined that the modification was not considered substantial.

NOTE 6 – PREFERRED STOCK

On April 15, 2017, EAM Delaware LLC, a Delaware Limited Liability company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

NOTE 7 – EQUITY

Common Shares issued for cash

During the nine months ended December 31, 2017, the Company issued 4,328,731 common shares for cash totaling $368,250 of which $31,500 was for expenses paid directly by investors on behalf of Company.

Common Shares issued for services

During the nine months ended December 31, 2017, the Company issued 1,021,500 common shares for services with a fair value of $162,826.

Common Shares issued for accrued compensation

During the nine months ended December 31, 2017, the Company issued 2,878,385 shares, with a fair value of $361,333, to employee Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc, as payment of accrued compensation.

Common Shares issued for convertible Series A Preferred stock:

During the nine months ended December 31, 2017, EAM Delaware LLC, a Delaware Limited Liability Company controlled by Eric Mitchell, the current President and Chairman of WRIT Media Group, Inc., converted 110 Preferred Series A shares into 7,307,166 common shares.

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended December 31, 2017:

	Number of Units	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Intrinsic value
Outstanding and exercisable at March 31, 2017	-	$-	-	$-
Issuance	1,650,000	0.05	2.0
Exercises	(1,650,000)	0.05	-	-
Forfeitures	-	-	-	-
Outstanding and exercisable at December 31, 2017	-	$-	-	$-

NOTE 8 - RELATED PARTY BALANCES AND TRANSACTIONS

During the nine months ended December 31, 2017, the Company incurred $315,000 compensation expense for Eric Mitchell, the Company CEO and CFO, and $449,333 of accrued compensation owed to Eric Mitchell was paid; $88,000 was paid in cash and $361,333 was paid by issuance of common stock. As of December 31, 2017, the accrued compensation owed to Eric Mitchell, is $319,619 (presented as part of accrued liability balance on the accompanying consolidated balance sheets).

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC, for expenses paid directly to third party on behalf of Company. The maturity date of this secured note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On August 4, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of August 4, 2018, an interest rate of 14% per annum, and a one-time interest payment of $500 due upon acceptance of debt modification agreement. In December 2017, the Company paid the noteholder $51,764, of which $50,000 was principal and $1,764 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company.

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a secured note payable. The secured note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On September 30, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of September 30, 2018, an interest rate of 14% per annum, and a one-time interest payment of $710 due upon acceptance of debt modification agreement. In December 2017, the Company paid the noteholder $77,647, of which $75,000 was principal and $2,647 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company.

During the nine months ended December 31, 2017, an aggregate amount of $140,450 was advanced by Eric Mitchell and a total of $139,720 of advances was repaid by the Company to Eric Mitchell. $730 in advances were owed to Eric Mitchell as of December 31, 2017.

On December 18, 2017 the Company amended the Board of Directors Services Agreement with Patrick Arbor. The amended agreement reduces Arbor’s quarterly payment to $500 for his ongoing director services and will exchange payment of 125,000 shares of common stock for payment in Pelecoin tokens with a fair value of $12,500.

NOTE 9 – SUBSEQUENT EVENTS

On January 4, 2018 the Company cancelled 125,000 shares of common stock issued for services and, instead, payment was made in cash.

On January 12, 2018 the Company distributed a special stock dividend of 1,250,000 shares of common stock, with a fair value of the shares determined to be $125, of Skylab USA, Inc., its wholly-owned subsidiary, representing all of the issued and outstanding shares, to the Company’s shareholders of record on the date of November 14, 2017.

On January 22, 2018, the Company incorporated a wholly-owned subsidiary, Pelecoin Mining Factory Ltd., in the State of Nevada.

On February 28, 2018, the Company issued a convertible promissory note of $105,000. The maturity date of this note is February 28, 2019 and bears an interest rate of 10% per annum. After 180 days following the date of the note, the noteholder has the right to convert all or a portion of the remaining outstanding principal amount of this note into shares of the Company’s common stock. The conversion price will be 60% multiplied by the lowest trading price for the Common Stock during the 15-trading day period ending on the latest complete trading day prior to the conversion date, and the conversion price cannot be less than $0.00004.

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

On February 4, 2014 the Company completed its administrative and legal work with the Depository Trust & Clearing Corporation ("DTCC") and the DTCC's long-standing "Administrative Chill" on clearing WRIT stock certificates was removed. DTCC resumed accepting deposits of the Company's common stock for book entry transfer services. As a result, shareholders with online brokerage accounts at firms such as Scottrade, ETRADE, TD Ameritrade and other full-service brokerage firms are allowed to deposit new shares of WRIT's common stock in the electronic system that controls clearance and settlement. The reinstatement of the DTC depository services is an instrumental and enormous accomplishment for WRIT, which greatly reduced the costs and expenses associated with private equity investments in the Company.

In September 2014 the Company launched two online point of sale platforms; www.RetroInfinity.com and www.AmigaGamesInc.com to market its “retro” gaming titles directly to consumers. Both sales platforms initially offer only downloads for windows-based computers. The online store launch was completed in conjunction with an initial marketing program which featured NASCAR, the RWR Retro Infinity NASCAR race team, and the “Drive to Championship Weekend” branding program. In December 2014 the Company intended to launch additional titles on additional mobile platforms, such as Windows phone, iOS, and Android platforms, so that the video game titles can be downloaded as Apps on various mobile devices, the Company experienced additional financing delays which interrupted software development and caused the Company to reschedule the anticipated release on mobile platforms into 2015. The online store launch generated an increase in consumer traffic to the Company’s websites and created awareness in the Company’s product, but generated minimal sales, most consumers were interested only in the mobile versions of the gaming titles, which were not yet available.

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

On October 17, 2017 the Company approved a special stock dividend distribution for 1,250,000 shares of common stock of Skylab USA, Inc., its wholly-owned subsidiary, with a shareholders of record date of November 14, 2017 and a distribution date of November 28, 2017. The fair value of the shares was determined to be $125. On November 20, 2017, a temporary injunction was entered by a New York state court to prohibit the Company and its stock transfer agent from issuing the stock dividend to Company shareholders, pending a hearing on the preliminary injunction filed against the Company by Magna Equities II, LLC and Hanover Holdings I, LLC. A hearing was held on January 8, 2018, at which the New York state court entered an order which denied the preliminary injunction and dissolved the temporary injunction. Accordingly, the Company scheduled a new issue date for its subsidiary stock dividend to Company shareholders and the stock dividend was distributed on January 12, 2018.

In the nine-month period ended December 31, 2017, the Company generated $1,526,044 in revenue from the launch of its Pelecoin software platform and sales of its Pelecoin cryptocurrency miner hardware. We believe WRIT is well positioned to continue this growth and benefit from the developing marketplace in crypto-currency trading platforms and other financial products, blockchain and “smart contracts” technology applications, and intend to continue to look for opportunities to explore business relationships with entities that have the resources to offer financing, licensing, distribution and marketing of WRIT’s Pelecoin software.

Results of Operations

Three Months Ended December 31, 2017 and 2016

Revenue from sale of goods. Revenue from good sales of $1,113,750 increased by $1,113,750 and 100% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to sales from the Company’s Pelecoin cryptocurrency miner hardware.

Transaction verification services revenue. Transaction verification services revenue of $255,046 increased by $255,046 and 100% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in transaction fees from the Company’s Pelecoin software platform.

Cost of Goods Sold. Cost of Goods Sold of $792,425 increased by $792,425 and 100% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to the cost of sales from the launch of the Company’s Pelecoin cryptocurrency miner hardware.

Cost of Services Sold. Cost of Services Sold of $135,076 increased by $135,076 and 100% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to transaction fees from the launch of the transaction fees from Pelecoin software platform.

Amortization of Intangible Assets. Amortization of Intangible Assets of $189,210 increased by $189,210 and 100% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is due to sales from the launch of the Company’s Pelecoin software platform and amortization of those costs.

General and administrative General and administrative expense of $294,734 increased by $137,994 and 88% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in business development activities.

General and administrative expense consists of the following:

•	Wages and benefits. Wages and benefits expense of $105,000 increased by $15,000 and 17% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in compensation policy.

•	Audit and accounting. Audit and accounting expense of $17,000 increased by $10,000 and 142% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase in the audit and accounting expense is mainly related to the timing and Company’s accrual of accounting expenses.

•	Legal Fee. Legal fee expense of $6,190 increased by $2,821 and 84% for the three months ended December 31, 2017 as compared to the same period in 2016. The increase in the legal fee is related to a decrease in services required for certain corporate actions and litigation.

•	Other general and administrative expenses. Other general and administrative expense of $166,544 increased by $110,173 and 195% for the three months ended December 31, 2017 as compared to the same period in 2016. Those expenses consist primarily of company’s business development including advertising and promotion programs, consulting fees and other expenses incurred in connection with general operations and the business acquisition. The increase is mainly related to the increase in software and business development activities from the prior year.

Loss from operations. Our loss from operations was $42,649 for the three months ended December 31, 2017 and a loss of $156,740 for the same period in 2016.

Other income. We incurred $33,500 in other income for the three months ended December 31, 2017 and $0 for the same period in 2016. The increase in other income is mainly related to the increase in settlement of payables.

Interest expense. We incurred $14,822 of interest expense for the three months ended December 31, 2017 and $14,630 for the same period in 2016. The increase in interest expense is mainly related to the increase in debt balances and amortization of debt discount.

Net loss. As a result of the foregoing factors, we generated a net loss of $23,971 for the three months ended December 31, 2017, and we generated a net loss of $171,370 for the same period in 2016.

Nine Months Ended December 31, 2017 and 2016

Revenue from sale of goods. Revenue from good sales of $1,113,750 increased by $1,113,750 and 100% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to sales from the Company’s Pelecoin cryptocurrency miner hardware.

Transaction verification services revenue. Transaction verification services revenue of $412,294 increased by $412,294 and 100% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in transaction fees from the Company’s Pelecoin software platform.

Cost of Goods Sold. Cost of Goods Sold of $792,425 increased by $792,425 and 100% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to the cost of sales from the launch of the Company’s Pelecoin Mining Factory Ltd.’s cryptocurrency miner hardware.

Cost of Services Sold. Cost of Services Sold of $263,888 increased by $263,888 and 100% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to transaction fees from the launch of the transaction fees from Pelecoin software platform.

Amortization of Intangible Assets. Amortization of Intangible Assets of $504,560 increased by $504,560 and 100% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is due to sales from the launch of the Company’s Pelecoin software platform and amortization of those costs.

General and administrative General and administrative expense of $772,971 increased by $300,965 and 64% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in business development activities.

General and administrative expense consists of the following:

•	Wages and benefits. Wages and benefits expense of $315,000 increased by $45,000 and 17% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase is mainly due to an increase in compensation policy.

•	Audit and accounting. Audit and accounting expense of $53,500 increased by $32,500 and 155% for the nine months ended December 31, 2017 as compared to the same period in 2016. The increase in the audit and accounting expense is related to an increase in corporate finance activities and the timing of services invoiced.

•	Legal fee. Legal fee of $41,334 increased by $28,693 and 227% for the nine months ended December 31, 2017 as compared to the same period in 2016. The decrease in the legal fee is related to a decrease in services required for certain corporate actions.

•	Other general and administrative expenses. Other general and administrative expense of $363,137 increased by $194,772 and 116% for the nine months ended December 31, 2017 as compared to the same period in 2016. Those expenses consist primarily of company’s business development including a new advertising and promotion program, consulting fees and other expenses incurred relating to general operations. The increase is mainly related to the increase in software and business development activities from the prior year.

Loss from operations. Our loss from operations was $807,800 for the nine months ended December 31, 2017 and $472,006 for the same period in 2016. The increase in loss is mainly related to the increase in operating expenses and an increase in amortization of intangible assets from the same period in 2016.

Other income. We incurred $33,500 in other income for the nine months ended December 31, 2017 and $0 for the same period in 2016. The increase in other income is mainly related to the increase in settlement of payables.

Interest expense. We incurred $87,456 in interest expense for the nine months ended December 31, 2017 and $42,725 for the same period in 2016. The increase in interest expense is mainly related to the increase of debt balances and amortization of debt discount.

Net loss. As a result of the foregoing factors, we generated a net loss of $861,756 for the nine months ended December 31, 2017, and a net loss of $514,731 for the same period in 2016. The increase is mainly related to the increase in interest expense and operating expenses and amortization of intangible assets from the same period in 2016.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring net losses and had a working capital deficiency of $595,865. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although management is currently attempting to implement its business plan and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

As of December 31, 2017, and March 31, 2017, we have $262,383 and $8,112 in cash and cash equivalents, respectively. To date, we have financed our operations primarily through cash flows from borrowings from third and related parties.

Operating activities

Net Cash used in operating activities of $172,597 for the nine months ended December 31, 2017 reflected our net loss of $861,756, adjusted for $504,560 of amortization of intangible assets, $42,122 of amortization of debt discount, depreciation of $1,664, and $162,826 in stock-based compensation. Uses of cash included an increase in accrued liabilities of $238,363, a decrease in accounts payable of $13,472, a decrease in prepaid expenses and other current assets of $615, decrease of accounts receivable of $968,575 and increase in deferred revenue of $1,066,250.

Net Cash used in operating activities of $201,566 for the nine months ended December 31, 2016 reflected our net loss of $514,731, adjusted for $4,475 of amortization of debt discount, depreciation of $560, and $71,500 in stock-based compensation. Additional sources of cash include an increase in accounts payable of $59,620. Uses of cash included a decrease in accrued liabilities of $296,250.

Investing activities

Net cash used in investing activities of $175,806 for the nine months ended December 31, 2017 includes cash paid for intangible assets of $165,788, and cash paid for property and equipment of $10,018. Net cash used in investing activities is $0 for the nine months ended December 31, 2016.

Financing activities

Net cash provided by financing activities of $257,480 for the nine months ended December 31, 2017 includes advances from related party of $140,450, proceeds from the sale of stock of $336,750, proceeds from warrant exercise of $22,500, borrowings from note payable of $30,000, less repayment of advances from related party of $139,720, repayment of note payable of $7,500, and repayment of related party note payable of $125,000.

Net cash provided by financing activities of $215,465 for the nine months ended December 31, 2016 includes proceeds from the sale of stock of $110,917, advances from related parties of $69,636, borrowing on short term notes payable of $5,000, borrowing on related party short term notes payable of $50,000, less repayment of advances from related party of $20,088.

Loan Commitments

Borrowings from Related Parties

EAM Delaware LLC

On August 4, 2016, the Company borrowed $50,000 from related party EAM Delaware LLC, for expenses paid directly to third party on behalf of Company. The maturity date of this secured note is August 5, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On August 4, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of August 4, 2018, an interest rate of 14% per annum, and a one-time interest payment of $500 due upon acceptance of debt modification agreement. In December 2017, the Company paid the noteholder $51,764, of which $50,000 was principal and $1,764 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company

On September 30, 2016 the Company converted related party advances by EAM Delaware LLC of $75,000 into a secured note payable. The secured note payable includes a prior year advance amount of $25,452. The maturity date of this note is October 1, 2017 and this loan bears an interest rate of 12% per annum from the issuance date. On September 30, 2017 the Company entered into a debt modification agreement with debt holder EAM Delaware LLC. The modified secured note bears an extended maturity date of September 30, 2018, an interest rate of 14% per annum, and a one-time interest payment of $710 due upon acceptance of debt modification agreement. In December 2017, the Company paid the noteholder $77,647, of which $75,000 was principal and $2,647 was interest. This promissory note has been paid in its entirety and has been surrendered to the Company.

During the nine months ended December 31, 2017, an aggregate amount of $140,450 was advanced by Eric Mitchell and a total of $139,720 of advances was repaid by the Company to Eric Mitchell. $730 in advances were owed to Eric Mitchell as of December 31, 2017.

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

On August 17, 2017 Bluway exercised the 1,650,000 warrants in exchange for 1,650,000 shares of the Company’s common stock at the price of $0.05 per share. The total consideration was for $82,500, of which $60,000 was offset against the note and the remaining $22,500 was paid in cash. As of December 31, 2017, the outstanding balance on the Bluway note was zero.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Recent Accounting Pronouncements

Using a full retrospective method, the Company is has evaluated the impact that the adoption of ASU will has on its financial statements and implementation of these guidelines will have no material impact on the financial statements.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

We have noted the following material weaknesses in our control environment:

1. Material weaknesses in Our Control Environment. Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) and insufficient documentation and communication of our accounting policies and procedures as of December 31, 2017.

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

LEGAL PROCEEDINGS

On July 21, 2016, Magna Equities II, LLC and Hanover Holdings I, LLC (collectively as “Magna”) commenced an action against the Company, and its former and current transfer agents (collectively as the “Parties”), in the Supreme Court of the State of New York, County of New York. Magna seeks monetary damages and injunctive relief related to Magna’s loans to the Company which were secured by convertible promissory notes and which collectively have a principal balance equal to $85,750. Magna alleges breach of contract, conversion, and violations of Article 8 of the Uniform Commercial Code and seeks relief in excess of $1,500,000. On October 10, 2017, the court entered a default against the Company on account of a failure by the Company’s counsel to file an answer to Magna’s complaint. Thereafter, the court referred the matter to a referee for the purpose of conducting an inquest to determine damages. Following the entry of the default, the Company retained new counsel. The Company will continue to defend this action and has reason to believe that the amount of Magna’s claim is overstated and cannot be sustained at the inquest. However, there has been no discovery in the action, so it is not possible to predict the extent of liability at this time.

On July 27, 2016, Mr. George Sharp filed suit against the Company in the Superior Court of California, County of San Diego. Sharp had previously filed a similar lawsuit in 2011 which was dismissed on February 16, 2012 and included a settlement agreement signed by Sharp which was filed with the Superior Court of California, County of Los Angeles (Case Number: BC461550) Sharp alleges misrepresentation and violation of the Unfair Business Practices Act, and seeks unspecified damages. On February 28, 2017, the Company’s offer to compromise was accepted by Mr. Sharp and the litigation was settled in the amount of $20,000, of which $10,000 will be paid by the Company, and $10,000 will be paid by Eric Mitchell, CEO of the Company. Additionally, the Company needs to indemnify officers for any loss in lawsuits, therefore, the Company assumed $20,000 liability. As of June 30, 2017, $20,000 has been paid and the settlement obligation of $0 is recorded on book as liability.

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

WRIT MEDIA GROUP, INC.

Date: March 12, 2018	By:	/s/ Eric Mitchell
Eric Mitchell, President and Sole Director

	By:	/s/ Eric Mitchell
Chief Financial Officer and Chief Accounting Officer/Controller

